Form 10-K
period 2011-09-30
Mainstream Entertainment, Inc.
filed 2012-01-30
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X .    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

      .    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-172924

MAINSTREAM ENTERTAINMENT, INC.

(Name of registrant in its charter)

Florida	7380	20-3687391
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

11637 Orpington Street

Orlando, Florida 32817

(Address of principal executive offices)

Telephone: (407) 207-0400

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF

THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF

THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes      . No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The issuer's revenues for the most recent fiscal year ended September 30, 2011 were $0.

There was no market for the issuer’s common equity as of March 31, 2011.

At January 24, 2012, there were 3,051,870 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2011. AS USED HEREIN, THE "COMPANY," “MAINSTREAM,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MAINSTREAM ENTERTAINMENT, INC.

ITEM 1. BUSINESS

Mainstream Entertainment, Inc. is an entertainment production company originally formed as a limited liability company (Skreem Studios, LLC) in Florida, on October 7, 2005. The Company is primarily engaged in music production and distribution in the United States and Europe.  The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.

On April 1, 2007 the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) and commenced business operations.  In June 2008, the majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record as of July 1, 2008, received one share of Skreem Studios, Inc. for each share owned of Insight Management Corporation. Insight Management Corporation, as of July 1, 2008, is no longer related to the Company. On August 2, 2010 the Company changed its name to Mainstream Entertainment, Inc.

On August 10, 2008, we suffered a break-in and substantial equipment was stolen.  Our insurance paid $166,701 for our loss.

We are a development stage company, which leases a recording studio equipped to provide all of the services necessary for recording and editing finished audio products.  Our finished audio products will be compact disks and digital music files. We anticipate that we will publish hard copies of music on compact disks which we will produce.  Our manufacturing process will entail recording music onto compact disks and other forms of digital media. We intend to offer these products for sale through traditional music distribution channels.  The Studio, known locally as Gettings Studio, is located at 275 North Bayshore Dr. Ocoee, Florida 34761. It provides four recording studios, a “live” recording space that measures over 650 square feet, large enough for a 25-piece orchestra. It also has a client lounge, a conference room, wet bar, and shower accommodations.

We also act as a producer.  Our role as a producer includes identifying and contracting with musical groups and individual artists to promote their talent.  This involves student coaching and guiding musicians, conducting recording sessions, overseeing the mixing and mastering process, and planning and directing the promotion and sale of the work product. Revenue will be initiated through prior industry contacts of the officers, internet advertising via a Company web page (which is not currently in place) and direct contact, and traditional print marketing. The Company cannot guarantee that any revenues will be generated.  The Company and its predecessors have been unprofitable since 2005. To date, all revenues have been generated from a company named NRJ Co., (“NRJ”), a company located in France.  The Company related revenues were paid for music group “3rdWish”, a music group whom Justin Martin, our Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder.

Our monthly “burn rate” consists of professional fees (which include legal and accounting fees) of approximately $2,800 and interest expense of approximately $1,100, for a total of $3,900 in monthly expenses.  The Company is dependent upon loans made by the Company’s majority shareholder, Jeffrey Martin (See “Certain Relationships and Related Transactions”).  The Company is completely dependent on Jeff Martin for its present and future funding.  Mr. Martin is not obligated to fund the Company and the Company cannot provide any assurance that Mr. Martin’s funding will continue in the future.  The cash available to the Company at September 30, 2011 is not sufficient to cover any of the average monthly expenditures before requiring additional capital.  As of January 24, 2012, we had approximately $1,257 of cash available for operations.

For the year ending, September 30, 2011, we had a net loss of $72,161 and as of September 30, 2011, we had a working capital deficit of $262,367 and a deficit accumulated during the development state of $680,669.  Our independent certifying accountant has expressed doubt about our ability to continue as a "going concern".

In May 2011, the Company launched its first song titled “Mom’s Song” which is being offered for sale on iTunes.  The song may be heard on YouTube and iTunes.  The song was written and performed by Justin Martin.

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $15,000 in connection with this understanding in December 2011.  An additional $10,000 is due pursuant to the understanding in March 2012 and a final payment of $10,000 is due in June 2012.  There is no written agreement evidencing this understanding.

Licensing

From time to time the Company may enter into licensing agreements with music production and distribution companies. The music group “3rd Wish” has previously been licensed by the Company to Cheyenne Records, Three 8 Music Limited, Shock Records, and Megaliner Records.  All of these former licensing arrangements have expired.   The Company had a contract, which expired in November, 2009, with NRJ Co., a France corporation (“NRJ”).  Presently, we have one license agreement in place for Justin Martin with A45 Music, GmbH, a German company for a single audio and video production for the song titled, "Anyway".  The agreement was executed July 28, 2007 and had a one year term, and three one-year options.  No revenue has been generated under the agreement to date.   Our vice president, Justin Martin, is a member of “3rd Wish”.

These License agreements typically grant the production and distribution company rights to a music single or all of an act's music in a particular country or region with a term of three to fifteen years. The production or distribution company can then distribute the music in record or compact disc (CD) format, mp3, ring tone, or any other music media licensed in the agreement.

The Company would typically receive royalties of a negotiated percentage between 18% and 75% of sales of the production and Distribution Company’s published dealer price less certain packaging deductions. In addition, the Company may receive between 18% and 75% of net royalty receipts received by in the particular nation or region. In connection with the license agreement, the Company may receive a cash advance.

Presently, Justin Martin is the only artist licensed with the Company.

Product Description

The recorded music business is the business of discovering and developing recording artists and promoting, selling and licensing their works.  The Company must make a subjective determination as to the marketability of an artist’s work when defining the terms of a production contract with an artist. The Company relies on the contacts of its officers, whose experience in the music industry allows them to come into contact with current performers and new performing groups seeking to gain exposure. Mainstream currently represents and/or has worked with four different music groups and/or individual artists. These include “3rd Wish”, “Patmoe”, “Willie Will” and “Justin Martin.”

We intend to generate additional sources of revenue through internet advertising, direct contact and print marketing.  Our primary medium will be the “iTunes” website, where individuals may purchase downloads offered by Mainstream.

In October 2009 we leased studio facilities at 275 North Bayshore Drive, Ocoee, FL 34761.  We renegotiated that lease May 21, 2010 which permitted us to use the facilities at a rate of $50 per hour without any minimum use requirements.  We did not use the facility between October 2009 and September 30, 2011.  On February 2, 2011, we renegotiated the lease and extended the term to December 31, 2012.

The Company has been unprofitable since 2005.

Through the use of our leased studios facility, we can book as little as one hour or as many as 24 hours per day, allowing the business to focus on providing recording services for record labels, music producers, and recording artists. The facility and its equipment are rented on either an hourly, daily, weekly, or monthly basis as dictated by the clients’ needs. Mainstream will also provide engineer, producer, and duplication services at competitive rates and according to the clients’ budgets. In addition to studio and engineer/producer services, and in the course of ongoing business, it is customary in the recording industry that the Company will occasionally enter into certain licensing agreements that will provide revenue over and above the rental and services income. There is no particular standard as to the frequency or amount of this revenue and it is negotiated on an individual basis. These licensing agreements can include, but are not limited to, production agreements, writer agreements, and performing agreements, all yielding a percentage of revenue earned through the exploitation of the product produced.

When music is recorded it is done in sections, with each part being recorded separately. For instance, the piano is recorded on one track, bass on another, vocals on another, and so on until all of the parts have been recorded. “Mixing” then, is the process of adjusting the volumes of the tracks in relation to each other, adding sound effects, re-tuning, and generally enhancing the individual parts as deemed necessary to attain the desired end product. “Mastering” is the process of fine-tuning the end product achieved in mixing by boosting or reducing levels throughout the frequency range of the soundtrack to tailor it to the medium of intended playback. For example a movie soundtrack, as opposed to radio or television, as opposed to live venue broadcast, etc.

Subleasing studio time is the process of the record company securing blocks of time in a recording studio at a pre-determined “preferred rate”, usually based on large quantities of intended time use, then renting the time in smaller segments to multiple artists at a higher rate per hour based on the amount of time needed by each individual artist. This time is then used to perform the “mixing and mastering” duties described above.

Charles Camorata, our President and Chief Executive Officer, will run all operations needed to produce, record and release music.   All songs recorded by Skreem artists were acquired by contract between the writers and Skreem Entertainment (a company affiliated with the Company) with Skreem Entertainment retaining a percentage of the publishing rights. Those writer and publisher agreements were then registered with Broadcast Music Incorporated (BMI), a performing rights organization responsible for collection and payment of publishing royalties. Mr. Camorata’s responsibilities were to negotiate and finalize the agreements with the writers on behalf of Skreem Entertainment and to oversee the filing and administration of the consequent BMI filings and yearly reports furnished by BMI.

Our finished audio products are also planned to be compact disks and digital music files. We anticipate that we will publish hard copies of music on compact disks which we will produce.  Our manufacturing process will entail recording music onto compact disks and other forms of digital media. We intend to offer these products for sale through traditional music distribution channels.

Music Catalog

The Company owns rights to the following copyrighted songs:

“Mom’s Song”

“What’s Your Name”

“Because You’re You”

“Goodbye”

“Please Don’t Play With My Heart”

“Nobody Loves You The Way I Do”

“All That I Want (Changes)”

“Various Artists # 1”

“I Wanna Fly Away”

“You Are All I Want”

“Reprezent Yo Hood”

“The 3rd Wish Online Debut”

“3rd Wish #2”

“Obsession”

“Ooouuh”

“You Played Me”

“Prelude”

“We’ll Have Tonight”

“Intro”

“Reflections of the South”

“Anyway”

“Niña”

“Obsesion Si Es Amor”

“Shout Out 2 Da Fans”

“June Skreem Compilation”

Research and Development

Our research and development consists of song writing and recording.

Competition

The Company faces substantial competition from a number of providers of similar services. Many of the Company's competitors, particularly those competitors who are large, have substantially greater financial, manufacturing, marketing and technical resources; have greater name recognition and customer allegiance than the Company.

Employees

The Company has three employees, two part-time individuals and one full-time individual, which include operating officers. They are employed by the Company on a contract basis.  No wages will be paid until the Company generates revenues.  To date, we have not paid any wages or salaries to any employees.  None of the employees are covered by a collective bargaining or similar agreement. The Company believes it has good relations with all of the employees.

ITEM 1A. RISK FACTORS.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Related our Company

We will continue to lose money, and if we do not achieve profitability, we may not be able to continue our business.

We have, in our history, generated limited revenues from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur.

We have a history of financial losses.  We had no revenue during 2011 or 2010 and only $471 of revenue during 2009.  To date, all revenues have been generated from relatives or groups containing a relative, of Jeff Martin, our majority shareholder.

We had net losses of $72,161 and $78,122 for the years ending September 30, 2011 and 2010.    As of September 30, 2011, we had a working capital deficit of $262,367 and a deficit accumulated during the development stage of $680,669.

The Company is completely dependent on Jeff Martin for its present and future funding.  Mr. Martin is not obligated to fund the Company and the Company cannot provide any assurance that Mr. Martin’s funding will continue in the future.

Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

We will require additional funds to achieve our current business strategy, which we may not be able to obtain which would affect our ability to operate.

Mainstream Entertainment is a relatively new business entity with limited capital resources. Its future plans may require significant capital, which may not be available on an as needed basis.  We estimate that we will need approximately $90,000 of additional funding.  If the Company’s capital is insufficient to reach and impact their targeted market, it may not be able to achieve the intended goals and objectives, or succeed in its industry.

Our independent registered public accounting firm issued a report for the year ended September 30, 2011 that contained a “going concern” explanatory paragraph.

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the year ended September 30, 2011 containing a “going concern” paragraph. Our notes to the financial statements disclose that Mainstream Entertainment, Inc.’s (formerly Skreem Studios, Inc.) cash flows have been absorbed in operating activities and we have incurred net losses for the period ended September 30, 2011, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Status As A “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Our Production operations require us to make subjective determinations as to the potential marketability of an artist.

The Company must make a subjective determination as to the marketability of an artist’s work when defining the terms of a production contract with an artist.  If we sign artist’s who ultimately turn out to be unprofitable or fail to sign artists who ultimately turn out to be profitable for competitors, our financial condition may be adversely effected and the value of our securities, if any, may decline in value or become worthless.

Our success depends heavily on our management who have limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

The management team, including Charles Camorata, President, Chief Executive Officer and Director; Justin Martin, Vice President and Director; and Karen Aalders, Secretary/Treasurer and Director, is responsible for the operations and reporting of the Company. The requirements of operating as a small public company are new to the management team.  This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than anticipated. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  Presently, given our limited operations, we estimate (this is a forward-looking statement) that our annual costs to comply with SEC reporting requirement between $25,000 and $50,000.   Our executive officers will spend a limited amount of time working for the Company.  We expect that their efforts will be limited to no more than 10 hours per week each.

Our Officers and Directors devote limited time to our business, which may negatively impact upon our plan of operations, implementation of our business plan and our potential profitability.

Our officers and directors are involved in other businesses and dedicate a limited amount of time to our business. The limited amount of time our management devotes to our business activities in the future may be inadequate to implement our plan of operations and develop a profitable business.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports.

The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Presently, given our limited operations, we estimate (this is a forward-looking statement) that our annual costs to comply with SEC reporting requirement between $50,000 and $100,000.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Having only three directors limits our ability to establish effective independent corporate governance procedures and increases the control of our President.

We have only three directors (including our President). Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Current Economic Conditions May Impact Our Commercial Success and Ability to Obtain Financing.

The current economic conditions could have a serious impact on the ability of the Company to sustain its viability.  Due to the decrease in overall spending, there is a possibility that music production levels will decrease for the foreseeable future, resulting in less economic activity for the Company.  Since we are a very small operation, we may not be able to attract enough music recording to sustain ourselves.  In addition, due to the severe difficulty in obtaining credit in the current economic crisis, we may have trouble seeking out and locating additional funds if we so desire or require financing of our operations. Current economic conditions may severely limit our access to traditional sources of capital.  If necessary, we may seek loans or additional equity from our majority shareholder, or officer/directors or other outside sources of capital. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining unissued 96,948,130 authorized shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders which may further dilute common stock book value, and that dilution may be material.

If we fail to develop new customer relationships, our ability to grow our business will be impaired.

Our growth depends to a significant degree upon our ability to develop new customer relationships. We cannot guarantee that new customers will be added, or that any such new relationships will be successful when they are in place. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.   Our music purchasing customers are individuals who view music products via YouTube and iTunes and purchase those music products through iTunes.

Some of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Some of our competitors are much larger companies and better capitalized. They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs. Their better financial resources could allow them to significantly out spend us on song writing and recording, as well as marketing and production. We might not be able to maintain our ability to compete in this circumstance.

We will need additional capital to allow us to expand our business plan to increase capacity to produce the music of our customers and such financing may be unavailable or too costly.

Our ability to continue to develop the programs and products that we are planning to utilize is dependent on our ability to secure financing and allocate sufficient funds required to support our marketing activity. Additional financing may not be available on favorable terms or even at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our ability to raise additional funds may diminish if the public equity markets become less supportive of the industry.  We estimate that we will need approximately $20,000 of additional capital to support our marketing activity in the next six months.

Risks Related to Our Common Stock and Its Market

Jeffrey Martin owns directly and indirectly through related parties approximately 73% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, his interest could conflict with yours.

Jeffrey Martin holds directly and indirectly 2,228,500 shares of our common stock, representing approximately 73% of the outstanding shares of our common stock. Accordingly, Mr. Martin will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, as Mr. Martin will likely continue to be our largest shareholder. Additionally, Mr. Martin and management own a combined total of approximately 90% of shares outstanding. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders. As a result, Mr. Martin and Management have absolute control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

We expect to issue additional stock in the future to finance our business plan and the potential dilution caused by the issuance of stock in the future may cause the price of our common stock to drop.

As of the date of this filing there were 3,051,870 issued and outstanding shares of common stock. Moving forward we may need to raise additional capital, which may then result in the issuance of additional shares of common stock or debt instruments. Shares may be issued under an available exemption, a registration statement, or both. If and when additional shares are issued, it may cause dilution in the value of shares purchased in this offering and may cause the price of our common stock to drop. These factors could also make it more difficult to raise funds through future offerings of common stock.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

There will be a limited market for our common stock which will make it difficult for investors to engage in transactions in our securities.

Our common stock is not quoted an exchange or automated quotation system.  We intend to acquire a common stock quotation on the Over-the-Counter Electronic Bulletin Board (OTCBB). There is no guarantee that our common stock will be accepted for quotation on the OTCBB or any other OTC market. If public trading of our common stock does not commence it will be difficult for our stockholders to sell our common stock.  If a market were to develop in our common stock, it is highly likely that it would be an illiquid market because it will be classified as a “penny stock”.  We have insignificant revenues, and a history of financial losses.  As a result, investors in our company may never be able to sell their shares or realize a profit on their investment.

We Have Never Paid Cash Dividends In Connection With Our Common Stock And Have No Plans To Pay Dividends In The Future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

If our stock is quoted, it is likely to be an illiquid market which can lead to price volatility and difficulty liquidating your investment.

Assuming our common stock is publicly quoted in the future, the trading volume of our stock will likely be low, which can cause the trading price of a stock to change substantially in response to relatively small orders.  Both stock volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our stockholders' ability to sell their common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

In the future, assuming our stock is quoted on the OTCBB, if our stockholders were to sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is deemed to be “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.  Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Shares eligible for public sale in the future could decrease the price of our shares of common stock and reduce our future ability to raise capital.

Sales of substantial amounts of shares of our common stock in the public market could decrease the prevailing market price of our common stock. If this were the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares.  In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues.

Mainstream Entertainment’s debt to equity ratio is likely to be high at the commencement of operations due to the requirement of borrowing funds to continue operations.  Currently the total outstanding debt against the Company, as of September 30, 2011 is $159,039, plus $41,752 of accrued interest, which is owed to the majority shareholder, Jeffrey Martin. This amount is the total from various amounts loaned to the Company by Mr. Martin.  The terms of the amounts can be found under “Certain Relationships and Related Transactions”.

Though currently there are no other lenders, high leverage creates risks, including the risk of default as well as operating and financing constraints likely to be imposed by prospective lenders. The interest expense associated with the Company's anticipated debt burden may be substantial and may create a significant drain on the Company's future cash flow, especially in the early years of operation. Any such operating or financing constraints imposed by the Company's lenders as well as the interest expense created by the Company's debt burden could place the Company at a disadvantage relative to other better capitalized service providers and increase the impact of competitive pressures within the Company's markets.

Again, the previous funds for operations came from our largest shareholder, Jeffrey Martin. There is no guarantee that Mr. Martin will continue to provide additional funds if the Company needs them to operate.  In such case, the Company may be forced to cease operations and liquidate.

Competition may have a material impact on our ability to sell our Products and Services.

The Company faces substantial competition from a number of providers of similar services and producers of music products. Many of the Company's competitors, particularly those competitors which are large, have substantially greater financial, studio manufacturing, marketing and technical resources; have greater name recognition and customer allegiance than the Company. This may affect our ability to attract business and limit the opportunities to generate revenues.

ITEM 2. PROPERTIES

The Company leases studio space at the studio, locally known as “Gettings Studio,” which is located at 275 North Bayshore Drive, Ocoee, FL 34761, and comprises a 650 square feet for audio recording and editing. The lease agreement for the Gettings Studio allows us to use the facility upon notice to the landlord, subject to availability, with a rent of fifty ($50.00) dollars per hour. Getting Studio is owned by Glenn Gettings.

The Company is currently provided the use of office space at 11637 Orpington St., Orlando, Florida 32817 free of charge by its majority shareholder, Jeffrey Martin.  Neither Mr. Martin nor the Company currently has any present intention to change or modify such lease arrangement.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.

Holders of Common Stock

As of January 24, 2012, we had an aggregate of 40 stockholders of record as reported by our transfer agent, OTC Stock Transfer, 231 East 2100 South, Suite F, Salt Lake City, Utah 84115.

Dividends and Dividend Policy

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law.  During the last two fiscal years, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

We expect to retain all earnings generated by our future operations for the development and growth of our business.  The Board of Directors will determine whether or not to pay dividends in the future in light of our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Description of Capital Stock

The authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share. As of January 24, 2012, there were 3,051,870 shares of common stock issued and outstanding. The following summary description of the common stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share. Each share of common stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director. Holders of shares of common stock are entitled to receive such dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

Stockholders do not have any pre-emptive rights to subscribe for or purchase any stock, warrants or other securities of the Company. The common stock is not convertible or redeemable. Neither the Company's Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Stock Transfer Agent

Our stock transfer agent is OTC Stock Transfer, 231 East 2100 South, Suite F, Salt Lake City, Utah 84115. Their telephone number is 801.485.5555.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATIONS

The Company plans to focus on the contracting of music writers, artists, and producers with the intent of providing a professional recording and producing environment for them to create their material, then promoting their material through industry proven means including but not limited to, social media, websites, product placement, live performances and radio airplay. This promotion is for the purpose of creating a demand for the artists and their products thus positioning the Company to enter into contracts with larger well-established companies for further promotion of the artists. The process for finding and signing artists is multifaceted including, but not limited to, internet searches, contests, live scouting, and affiliations with other industry professionals globally.

We anticipate that revenue will be derived from multiple sources including, but not limited to:

•

Percentage of sales and publishing income through sales of downloads through iTunes, Amazon MP3, etc.,

•

Licensing of artists’ products to third party users,

•

Percentage of live performances, management fees, and merchandising,

•

Internet advertising through affiliate programs such as Google AdSense, monetizing artists’ websites and social media such as Facebook, YouTube, Twitter, etc., and

•

Profits realized from rental of recording studio time, video production, and creation of internet promotion for artists with previously secured investors or investment capital.

Use of funds will include:

•

Up front studio costs,

•

Video production costs,

•

Creation of web content such as web sites, social media oversight and other web related activities,

•

General oversight of business and production operations, and

•

Accounting, both in house and outside accounting/auditing services.

The Company searches continuously for talent for recording and performing. When an artist is found to be commercially viable the Company will sign the artist to a contract, which is customary in the industry to include audio recordings, video recordings, live performances, merchandising, publishing revenues, endorsements, and management. These contracts will provide for a percentage of revenues generated by all of the above endeavors to be divided between the artist and the Company. The costs of this process is estimated at $5,000.

The timeframe necessary to establish an artist varies according to the artist’s prior endeavors as well as the amount of composition the artist has ready for recording or performance. In some instances, such as when the artist has sufficient composition material to begin immediately, the music product can be ready for digital distribution within 60 to 90 days.

The Company will provide music recording and video production, promotion, and booking for the artists. Distribution of artists’ material will be through standard industry outlets and includes both digital and hard copy production according to popularity and profitability of the artist. In addition, the Company will provide web sites and direction in the use of social networking including Facebook, YouTube, Twitter, etc. There is an approximate $6,500 cost associated with this phase and a completion time which is estimated around 60 to 90 days.   We estimate revenues would be generated approximately 90 to 120 days after release of an artist’s first product.

The Company will seek funding from Jeff Martin, its majority shareholder, in order cover these costs, provided that Mr. Martin is not under any obligation to provide the Company with funding.

Distribution

The Company plans to distribute the artists’ products through internet sales, live performances, and in store product.  In store product will be considered when internet and live performance demands show that production of CD and/or DVD product may be profitable.  The Company will pursue licensing and sales agreements with third party distributors for overseas distribution and sales. Distribution costs will be born by the individual agreements that we may sign with foreign companies.

Social Networking

An artist’s main interest is the promotion of their own material, and in the interest of self-promotion they stay connected and reach out to their followers through continuous social networking. These artists generate thousands of followers through their Twitter accounts, Facebook pages, and YouTube videos. We plan to centralize these self-promotion efforts providing guidance of an artist’s networking efforts as well working to increase visibility through focused marketing. Through oversight and monitoring of this networking traffic, monetizing these efforts is planned to be realized through affiliate advertising programs, web based direct sales programs, and pay-per-click affiliations. This process could potentially prove to be a significant revenue source. Manpower, not money runs this phase of the operation.

Publishing

All artists will be asked to sign a Publishing Agreement as part of the Contract between the Company and the artist. This agreement will grant rights for the writer’s compositions to the Company for which the Company will pay royalties based on the terms and conditions of the agreement. Revenues will be realized from the performance of or sales of any product containing the performances of the artist/writer, as well as through the licensing of those rights to third parties for performance and recording. No additional money will be needed for this phase. Charles Camarata has the experience to run all publishing functions for the Company. The time frame will be structured whenever new music is written by one of our signed artists. The artist will submit the composition to the Company for publishing. The revenue stream will be split between the Company and the artist.

Recording and Production

The Company will provide recording and production of artists using facilities currently under contract. The cost of each individual artist will vary according to the amount of material to be recorded, which will be determined by the Company; therefore, the cost of producing each artist can be determined prior to production and can be controlled by the Company. The cost associated with this phase will be paid for by the contracting company. This process should begin within 90 days from signing a new artist or a recording company that will pay for the production and recording on a contractual basis.

Results of Operations and Operating Expenses:

We generated no revenues for the year ended September 30, 2011 or 2010.

We had $58,155 of total operating expenses for the year ended September 30, 2011, compared to $65,768 for the year ended September 30, 2010, a decrease in total operating expenses of $7,613 or 12% from the prior period.  The decrease in operating expenses was due to a $4,851 or 8% decrease in general and administrative expenses to $52,629 for the year ended September 30, 2011, compared to $57,480 for the year ended September 30, 2010, which was due to no business being conducted and a $2,762 or 33% decrease in depreciation expenses to $5,526 for the year ended September 30, 2011, compared to $8,288 for the year ended September 30, 2011, which was due to no new equipment to depreciate.

We had total other expenses of $14,006 for the year ended September 30, 2011, which included $15,221 of interest expense accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below) offset by $1,215 of forgiveness of debt, compared to $12,354 of total other expenses for the year ended September 30, 2010, an increase of $1,652 or 13% from the prior period.  Total other expenses for the year ended September 30, 2010 included $11,756 of interest expense and $600 of penalties in connection with loans from Jeff Martin, offset by $2 of interest income.

We had a net loss of $72,161 for the year ended September 30, 2011, compared to a net loss of $78,122 for the year ended September 30, 2010, a decrease in net loss of $5,961 or 8% from the prior period.

Liquidity and Capital Resources

As of September 30, 2011 the Company had $67 of total current assets consisting of $6 due from related parties and $61 of prepaid expenses.  The Company had no cash as of September 30, 2011.  As of the date of this filing the Company has approximately $10,150 available for Company use, which funds were raised subsequent to September 30, 2011 in connection with loans from Jeff Martin.

The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

The Company had total assets of $7,803 as of September 30, 2011, which included $67 of current assets and $7,736 of long-term assets consisting of equipment, net of depreciation.

The Company had total current liabilities consisting solely of current liabilities of $262,434 as of September 30, 2011, which included $61,643 of accounts payable and accrued liabilities, $41,752 of accrued interest – related party, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder, as described below, and $159,039 of related party notes payable to Mr. Martin.

Previously the Company has relied upon its major shareholder to advance funds to allow it to operate. The plan of operation outlined above is not principally dependent upon debt financing.  If the fund raising falls short of the goals outlined, the majority shareholder will continue to fund the Company as needed until profitability – Jeff Martin, as the majority shareholder, does not have an obligation to contribute any additional funds to the company.  Mr. Martin’s contribution is discretionary, but it is likely he will continue to fund the company if necessary. However, because the Company has no bank arrangements or plans currently in effect, its inability to raise equity financing for the above purposes will have a severe negative impact on the plan of operations outlined above.

The Company had $40,301 of net cash used in operations for the year ended September 30, 2011, which was mainly due to $72,161 of net loss offset by $27,149 of increase in accounts payable and accrued expenses.

The Company had $40,222 of net cash provided by financing activities for the year ended September 30, 2011, which was due to $41,100 of borrowings from Mr. Martin offset by $878 of amounts repaid to Mr. Martin.

Debt Financings and Related Party Notes:

The Company is highly dependent on related party financing, specifically from majority shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the principal shareholder or entities controlled by him.  The Related Party Notes are made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and Jeffrey Martin regarding any future debt financing or the payment of related interest expenses.

On February 26, 2008, the Company’s former Parent Company, Insight Management Corporation (the “Former Parent Company), formerly known as Skreem Records Corporation, issued 500,000 common shares of the Former Parent Company common stock to relieve notes payable on behalf of both the Company and the Former Parent Company, for a total debt relieved of $250,000. The 500,000 Former Parent Company common shares were issued to Jeffrey Martin.   The debt relieved related to the Company was $205,500, which was incurred by the Company’s acquisition of equipment and operations such as rent, utilities and similar expenses.   The debt relieved for the Former Parent Company was $44,500.

The relative market value of the Former Parent Company common stock at the time of issuance was $0.50 per share. Therefore, no gain or loss on this extinguishment was recognized as the consideration given up by the former parent in the form of the Former Parent Company common stock was equal to the consideration received in relief of the notes payable of $250,000. This non-cash transaction was taken as a contribution from the Formal Parent Company in fiscal 2008.

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $15,000 in connection with this understanding in December 2011.  An additional $10,000 is due pursuant to the understanding in March 2012 and a final payment of $10,000 is due in June 2012.  There is no written agreement evidencing this understanding.

We have budgeted the need for approximately $50,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our business plan which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our business plan.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has had minimal revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Moving forward, we plan to seek out additional debt and/or equity financing to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and business activities (as described herein); however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

At September 30, 2011 and 2010, interest in the amounts of $41,752 and $40,513, respectively, is accrued on the notes due and payable to Mr. Martin. Interest expense for the twelve months ended September 30, 2011 and 2010, and from inception was $15,221, $11,756 and $64,106, respectively.

	September 30, 2011	September 30, 2010

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8.00% and 5.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $21,700 and $10,300 and of the 8.00% notes were $21,500 and $20,728, respectively	$43,200	$31,028

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5.00% and 8.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $11,500 and $0 and of the 8.00% notes were $11,923 and $ 11,923	23,423	11,923

An unsecured demand note to a business owned and controlled by one of the shareholders with no stated interest rate; interest is being accrued at 8.00%.	---	1,600

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8.00%.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5.00% and 6.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $24,150 and $11,100 and of the 6.00% notes were $10,750 and $10,750, respectively.	34,900	21,850

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rates of 5.00% and 6.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $41,500 and $36,500 and of the 6.00% notes were $6,000 and $6,000, respectively.	47,500	42,500

An unsecured demand note to a corporation in which the principal shareholder has a minority stock interest with a stated interest of 5.00%.	---	1,200
	$159,039	$120,117

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On June 30, 2011, a note payable was forgiven and no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the twelve month periods ending September 30, 2011 and 2010, and for the period from inception through September 30, 2011, the Company has recognized forgiveness of debt income in the amounts of $1,215, $0 and $15,418, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Product Research and Development

Our research and development consists of song writing and recording.

Acquisition or Disposition of Plant and Equipment

Not applicable.

Critical Accounting Policies:

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of September 30, 2011, no significant revenue has been recorded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentrations of Risk

The rental of professional recording studios and provision of related services is highly competitive, with over a dozen studios operating in the metropolitan Orlando area.  Major factors that contribute to success are quality, convenience, service and price.  The cost of providing high quality service includes the acquisition of technologically current equipment in an environment that is built to provide good acoustics, which makes it difficult to compete with price.  There can be no assurance that the Company will be able to compete against the established studios, particularly in the current economic environment in which there is downward price pressure. This competition may adversely affect the Company’s business, results of operations and financial condition.

The Company’s performance will be substantially dependent on the performance of its executive officer and engineer, Justin Martin and Charles Camorata.  The loss of the services of its executive officers or key employees, particularly in the early stages of operation and development, could have a material effect on its business, results of operations or financial condition.  The Company does not maintain key man life insurance covering either of them.

The Company’s financing of cash flows is dependent on loans from its principal shareholder.  The loss of this funding could have a material effect on its business, results of operations and financial condition.

The Company’s executive officers and key shareholders control approximately 94% of the Company’s outstanding Common Stock. Accordingly, the Company’s executive officers and several key shareholders hold significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of its assets, and also the power to prevent or cause a change in control.

The Company’s growth and continued operations could be impaired by limitations on access to capital markets.  If the market for securities were to weaken for an extended period of time, the Company’s ability to raise capital will be substantially reduced.  Even if the market for securities were not to weaken, there is no assurance that a market for the Company’s stock will exist in the future.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and 2010, there were no cash equivalents.

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next twelve months.

Development Stage Company

The Company complies with FASB Pronouncements for its characterization of the Company as development stage.

Property, Equipment, and Improvements

Property and equipment are stated at cost less accumulated depreciation and valuation adjustments. Major additions and improvements are capitalized, and routine expenditures for repairs and maintenance are charged to expense as incurred. Fully depreciated assets are carried on the books until the date of disposal. Property sold or retired, and the related gain or loss, if any, is taken into income currently. Property that costs less than $500 is expensed as incurred.

Depreciation and Amortization

Depreciation is calculated according to the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years for equipment and furnishings and over the life of the lease for leasehold improvements.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal of Long- lived Assets". Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10, formerly SFAS 157, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•

Level 1. Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, estimates of the costs to get the assets ready for sale, etc. At September 30 2009, the Company recognized impairment on their Studio

Equipment to adjust the carrying value down to the fair value of $21,550. There were no impairment indicators as of September 30, 2011.  No assets were re-valued at fair value on a recurring or non-recurring basis as of September 30, 2011.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2011 and 2010, there were no current or deferred income tax expense or benefits.

For income tax reporting purposes, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions for tax purposes.  A full valuation allowance has been taken on the deferred tax assets based on the Company’s determination that they are unlikely to pay income taxes in the future.

Cash paid for income taxes for the twelve month periods ended September 30, 2011 and 2010, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through September 30, 2011.

As of September 30, 2011, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through September 30, 2011.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the twelve month periods ended September 30, 2011 and 2010 and from inception was $0, $0 and $4,440, respectively.

Recent Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not that an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company’s financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance should not have a material impact on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

OF MAINSTREAM ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Mainstream Entertainment, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Mainstream Entertainment, Inc. (a development stage company as of September 30, 2011 and 2010 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2011and 2010 and the period from October 7, 2005 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mainstream Entertainment, Inc., as of September 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 24, 2012

Mainstream Entertainment, Inc.

(A Development Stage Company)

Balance Sheets

As of September 30, 2011 and September 30, 2010

	September 30, 2011	September 30, 2010
ASSETS:
Current assets:
Cash	$6	$85
Due from related party	---	102
Prepaid expense	61	61
Total current assets	67	248

Equipment, net of accumulated depreciation of $13,814 and $8,288, respectively	7,736	13,262

TOTAL ASSETS	$7,803	$13,510

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$61,643	$35,750
Accrued interest – related party	41,752	40,513
Notes payable – related party	159,039	120,117
Total Current Liabilities	262,434	196,380

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 3,051,870 shares issued and outstanding	3,052	3,052
Additional paid in capital	422,986	422,586
Deficit accumulated during the development stage	(680,669)	(608,508)
Total stockholders' deficit	(254,631)	(182,870)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,803	$13,510

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the twelve months ended September 30, 2011 and 2010, and the Period From October 7, 2005 (Inception) through September 30, 2011

		Twelve Months Ended September 30,			October 7, 2005 (Inception) Through September 30,
		2011		2010	2011

Revenue:	$	---	$	----	$471

Expenses: Operating expenses
General and administrative expenses		52,629		57,480	472,601
Depreciation expense		5,526		8,288	85,840
Impairment of fixed assets		---		---	86,850
Total operating expenses		58,155		65,768	645,291
Other Income (Expense):
Forgiveness of debt		1,215		---	15,418
Interest income		---		2	2
Interest expense		(15,221)		(11,756)	(64,106)
Penalties		---		(600)	(600)
Total other income (expense)		(14,006)		(12,354)	(49,286)
Net loss before extraordinary item		(72,161)		(78,122)	(694,106)
Extraordinary item		---		---	13,437

Net Loss		$(72,161)		$(78,122)	$(680,669)

Net Loss before Extraordinary Item per Common Share - Basic and Diluted		$(.02)		$(.03)

Net Income from Extraordinary Item per Common Share - Basic and Diluted	$	---	$	---

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted		3,051,870		3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the twelve months ended September 30, 2011 and 2010 and

the period from October 7, 2005 (Inception) through September 30, 2011

	Twelve months ended September 30,		October 7, 2005 (inception) to September 30,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(72,161)	$(78,122)	$(680,669)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,526	8,288	85,840
Imputed rent	400	400	1,002
Loss on equipment	––	––	33,018
Forgiveness of accrued rent	––	––	(13,662)
Forgiveness of debt by third party	(1,215)	––	(1,756)
Extraordinary gain on insurance claim	––	––	(13,437)
Impairment of fixed assets	––	––	86,850
Bad Debt	––	54	54
Changes in:
Accounts receivable	––	––	(54)
Deposit	––	––	(6,000)
Prepaid expenses & other current assets	––	(40)	(64)
Accounts payable & accrued expense	27,149	10,876	127,641
Net Cash Flows Used in Operations	(40,301)	(58,544)	(381,237)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	––	––	432
Proceeds from insurance claim	––	––	166,701
Purchase of fixed assets	––	––	(17,982)
Issuance of advances and notes receivable	––	(100)	(100)
Expenditures on construction in progress	––	––	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	––	(100)	32,891
Cash Flows from Financing Activities:
Cash borrowings from related parties	41,100	59,100	498,291
Principal payments on related party debt	(878)	(984)	(190,263)
Cash contributions from former parent company	––	––	45,824
Distributions to owners	––	––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	40,222	58,116	348,352
Net Increase (Decrease) in Cash	(79)	(528)	6
Cash and cash equivalents-Beginning of period	85	613	––
Cash and cash equivalents-End of period	$6	$85	$6

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the twelve months ended September 30, 2011 and 2010 and

the period from October 7, 2005 (Inception) through September 30, 2011

	Twelve months ended September 30,		October 7, 2005 (inception) to September 30,
	2011	2010	2011
SUPPLEMENTARY INFORMATION
Interest Paid	$9,900	$105	$14,049
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	5,000
Equipment purchased by owners	$––	––	162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	––	––	210,025
Related party receivable exchanged for shareholder debt	102	––	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the period from October 7, 2005 (Inception) through September 30, 2011

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders Deficit
	Shares	Amount
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$––	$––
Fixed Assets contributed from owner	––	––	143,467	––	143,467
Net Loss	––	––	––	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	3,052	140,415	(14,828)	128,639
Distributions to owners	––	––	(5,500)	––	(5,500)
Equipment contributed from owners	––	––	10,971	––	10,971
Expenses paid by owners	––	––	17,799	––	17,799
Cash contributions from owners	––	––	13,500	––	13,500
Net Loss	––	––	––	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	3,052	177,185	(93,048)	87,189
Cash contributions from owners	––	––	32,324	––	32,324
Expenses paid by owners	––	––	718	––	718
Equipment contributed from owners	––	––	1,732	––	1,732
Debt Extinguished by Parent Company	––	––	205,500	––	205,500
Net Loss	––	––	––	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$(298,134)	$122,377
Expenses paid by owners	––	––	202	––	202
Credit card debt assumed by owners	––	––	4,525	––	4,525
Net Loss	––	––	––	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$(530,386)	$(105,148)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$(608,508)	$(182,870)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986	$680,669)	$(254,631)

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS

Mainstream Entertainment, Inc. (f/k/a Skreem Studios, Inc and Skreem Studios LLC) was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison. The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses. On April 1, 2007 the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) under the purchase method and commenced business operations.

On June 27, 2008, the majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc. On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record received one share of Skreem Studios, Inc. for each share owned of Insight Management.  On August 2, 2010, the Board of Directors authorized a name change from Skreem Studios, Inc. to Mainstream Entertainment, Inc. The financial statements report activity of the Company from its inception on October 7, 2005.

The Company’s business is the operation of a recording studio. The Company plans to generate revenue by providing the facility and related recording services. The Company leased two studio facilities located at 7648 Southland Boulevard, Orlando, FL, Suite/Studio 104 and Suite/Studio 105.  On April 15, 2009 the Board of Directors decided to suspend operations with the intention of resuming at a different location at a future date.  The Company resumed operations on December 15, 2011 from the receipt of additional funding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of September 30, 2011, no significant revenue has been recorded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentrations of Risk

The rental of professional recording studios and provision of related services is highly competitive, with over a dozen studios operating in the metropolitan Orlando area.  Major factors that contribute to success are quality, convenience, service and price.  The cost of providing high quality service includes the acquisition of technologically current equipment in an environment that is built to provide good acoustics, which makes it difficult to compete with price.  There can be no assurance that the Company will be able to compete against the established studios, particularly in the current economic environment in which there is downward price pressure.  This competition may adversely affect the Company’s business, results of operations and financial condition.

The Company’s performance will be substantially dependent on the performance of its executive officer and engineer, Justin Martin and Charles Camorata.  The loss of the services of its executive officer or key employee, particularly in the early stages of operation and development, could have a material effect on its business, results of operations or financial condition.  The Company does not maintain key man life insurance covering either of them.

The Company’s financing of cash flows is dependent on loans from its principal shareholder.  The loss of this funding could have a material effect on its business, results of operations and financial condition.

The Company’s executive officers and key shareholders control approximately 94% of the Company’s outstanding Common Stock.  Accordingly, the Company’s executive officers and several key shareholders hold significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of its assets, and also the power to prevent or cause a change in control.

The Company’s growth and continued operations could be impaired by limitations on access to capital markets.  If the market for securities were to weaken for an extended period of time, the Company’s ability to raise capital will be substantially reduced.  Even if the market for securities were not to weaken, there is no assurance that a market for the Company’s stock will exist in the future.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and 2010, there were no cash equivalents.

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next twelve months.

Development Stage Company

The Company complies with FASB Pronouncements for its characterization of the Company as development stage.

Property, Equipment, and Improvements

Property and equipment are stated at cost less accumulated depreciation and valuation adjustments. Major additions and improvements are capitalized, and routine expenditures for repairs and maintenance are charged to expense as incurred. Fully depreciated assets are carried on the books until the date of disposal. Property sold or retired, and the related gain or loss, if any, is taken into income currently. Property that costs less than $500 is expensed as incurred.

Depreciation and Amortization

Depreciation is calculated according to the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years for equipment and furnishings and over the life of the lease for leasehold improvements.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal of Long- lived Assets". Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10, formerly SFAS 157, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•

Level 1. Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, estimates of the costs to get the assets ready for sale. There were no impairment indicators as of September 30, 2011.  No assets were re-valued at fair value on a recurring or non-recurring basis as of September 30, 2011.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2011 and 2010, there were no current or deferred income tax expense or benefits.

For income tax reporting purposes, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions for tax purposes.  A full valuation allowance has been taken on the deferred tax assets based on the Company’s determination that they are unlikely to pay income taxes in the future.

Cash paid for income taxes for the twelve month periods ended September 30, 2011 and 2010, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through September 30, 2011.

As of September 30, 2011 and 2010, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through September 30, 2011.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the twelve month periods ended September 30, 2011 and 2010 and from inception were $0 and $4,440, respectively.

Recent Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company’s financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance should not have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $680,669 and has a working capital deficit of $262,367 at September 30, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

NOTE 4 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008 and were discontinued on April 15, 2009. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company resumed operations on December 15, 2011 from the receipt of additional funding. Transactions with shareholders and other related parties are described in other notes to these financial statements.

NOTE 5 – RELATED PARTY NOTES

On February 26, 2008, the Company’s Parent Company as of that date, Skreem Records Corporation, issued 500,000 common shares of SRC stock to relieve notes payable on behalf of both the Company and the Parent Company. The debt relieved related to the Company was $205,500. The debt relieved for the Parent Company was $44,500, for a total debt relieved for the parent and subsidiary of $250,000. The relative market value of the SRC stock at the time of issuance was $0.50 per share. Therefore, no gain or loss on this extinguishment was recognized as the consideration given up by the parent in the form of SRC stock was equal to the consideration received in relief of the notes payable of $250,000. This non-cash transaction was taken as a contribution from the parent in fiscal 2008.

At September 30, 2011 and 2010, interest in the amounts of $41,752 and $40,513, respectively, is accrued on these notes. Interest expense for the twelve months ended September 30, 2011 and 2010, and from inception was $15,221, $11,756 and $64,106, respectively.

Short-term debt as of September 30, 2011 and 2010 consisted of the following demand notes:

	September 30, 2011	September 30, 2010
Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8.00% and 5.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $21,700 and $10,300 and of the 8.00% notes were $21,500 and $20,728, respectively	$43,200	$31,028

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5.00% and 8.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $11,500 and $0 and of the 8.00% notes were $11,923 and $ 11,923	23,423	11,923

An unsecured demand note to a business owned and controlled by one of the shareholders with no stated interest rate; interest is being accrued at 8.00%.	---	1,600

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8.00%.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rates of 5.00% and 6.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $24,150 and $11,100 and of the 6.00% notes were $10,750 and $10,750, respectively.	34,900	21,850

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rates of 5.00% and 6.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $41,500 and $36,500 and of the 6.00% notes were $6,000 and $6,000, respectively.	47,500	42,500

An unsecured demand note to a corporation in which the principal shareholder has a minority stock interest with a stated interest of 5.00%.	---	1,200
	$159,039	$120,117

The related party creditor is Jeff Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On September 16, 2009 the Company successfully concluded the negotiation and met the obligations required to be released from the commitment under non-cancelable operating leases for its former two studio/suite facility.  The facility had been leased under two leases, each of which had a term that expired on May 31, 2012.  From the time in which rent payments ceased in February 2009 until the time of the release from the facility lease, the Company accrued its monthly obligation to pay rent under the lease.  At the time of the settlement accrued rent payable in the amount of $13,662 was written off and recognized as forgiveness of debt income.

On September 30, 2009, a note payable was no longer due to a corporation but was the subject of an ownership transfer due to the corporation forgiving the debt.  The Company recognized $541 of debt forgiveness income in conjunction with this event, consisting of $500 of principal and $41 of accrued interest.

On June 30, 2011, a note payable was forgiven and no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the twelve month periods ending September 30, 2011 and 2010, and for the period from inception through September 30, 2011, the Company has recognized forgiveness of debt income in the amounts of $1,215, $0 and $15,418, respectively.

NOTE 6 – CAPITAL STOCK

On July 1, 2008, Skreem Studios, LLC was spun off from its then Parent Company Skreem Records Corporation (now called Insight Management, Inc.). Subsequent to the spin off, the limited liability company incorporated and became Skreem Studios, Inc. All shareholders of the Parent Company as of July 1, 2008 received one share in the newly formed Skreem Studios, Inc. These shares were treated as founders shares by the Company with an increase to common stock and the offset to additional paid in capital. This was the only stock transaction by the Company from inception through September 30, 2011.

The Company has 100,000,000 shares of $0.001 par value stock authorized.  At September 30, 2011, there were 3,051,870 shares outstanding.  Ownership by significant parties, officers and employees of the Company are as follows:

Name of beneficial owner	Number of shares	% of Ownership
Jeffrey Martin	2,228,500	73
Justin Martin, Vice President	300,000	10
Karen Aalders, Secretary/Treasurer	183,000	6
Thomas Tedrow	110,000	4
Charles Camorata, President	20,000	1
Other shareholders	251,370	6

NOTE 7 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company have been provided by and paid or accrued to the principal shareholder or entities controlled by him, see Note 5.

The facility at which the equipment held is stored is owned by an entity controlled by the principal shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $400, $400, and $1,000 for the twelve months ended September 30, 2011 and, 2010 and from inception to September 30, 2011, respectively.

On April 2010, the Company loaned Sexy Fishing Lures, Inc., a related entity, $100.  On October 1, 2010, the outstanding loan from Sexy Fishing Lures, Inc and accrued interest receivable of $2 was forgiven in exchange for relief on $102 of debt owed to Jeffrey Martin.

As of January 1, 2011, the demand note from a business owned and controlled by the principal shareholder was assumed by Jeffrey Martin.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In October 2009, the Company leased studio facilities at 275 North Bayshore Drive, Ocoee, FL 34761.  The lease was renegotiated on May 21, 2010 which permitted the Company to use the facilities at a rate of $50 per hour without any minimum use requirements.  The facility was not used between October 2009 and December 31, 2010.  On February 2, 2011, the lease was renegotiated and extended the term to December 31, 2012.

NOTE 9 – EQUIPMENT

Property and equipment at September 30, 2011 and 2010 consisted entirely of $7,736 and $13,262 of recording studio equipment.  The equipment was being stored and was not in service.

The Company leased two Studio/Suites in June and September, 2006. These Suites required significant modifications and alterations in order for them to be placed in service as recording studios. Direct costs of $96,374 as well as carrying costs associated with the leasehold improvements of $16,786 were capitalized as they occurred and were being amortized straight line from the commencement of operations on January 2, 2008 over the five year term of the lease.

On August 10, 2008, the Company suffered a break-in and substantial equipment was stolen. The Company also incurred damage to its leased facility. The Company filed an insurance claim on the incident, receiving proceeds in the amount of $166,701 and recognizing an extraordinary loss of $19,376 for the year ended September 30, 2008.  An extraordinary gain in the amount of $32,813 was recognized in the twelve months ended September 30, 2009 for additional claims granted.  (See Note 12.)

In April, 2009 the Company vacated its leased facility (see Note 1).  At that time the Company sold a small portion of its equipment at a loss and stored the remainder of its equipment (see Note 10).  All leasehold improvements were fully impaired as of September 30, 2009.

All escalating payment leases were expensed according to the straight line method.

NOTE 10 – OTHER ASSETS – EQUIPMENT HELD (NOT IN SERVICE)

In April, 2009 the Company moved its remaining equipment into storage with the intention of utilizing it in the future for operations.  Upon being moved to storage, the equipment was marked down to fair market value and a loss of $4,777 was recognized to adjust carrying value from net book value during the twelve months ended September 30, 2009. The equipment valued at fair market value is being depreciated over its remaining useful life.

NOTE 11 – INCOME TAXES

The Company has federal and state net operating loss carry forwards of $496,426 and $496,426, which expire in various years ending September 30, as indicated below:

		Federal	Florida
2013	$	---	$101,262
2014		---	250,251
2015		---	74,056
2016			70,857
2023		101,262	---
2024		250,251	---
2025		74,056	---
2026		70,857
Total		$496,426	$496,426

A full valuation allowance has been taken on the deferred tax assets based on the Company’s determination that they are unlikely to pay income taxes in the future.

NOTE 12 – LOSS ON IMPAIRMENT OF FIXED ASSETS

The Company recognized a loss on the impairment of assets in the amount of $0 and $0 in the twelve months ended September 30, 2011 and 2010, respectively, and of $86,850 from inception through September 30, 2011.

NOTE 13 – SUBSEQUENT EVENTS

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $15,000 in connection with this understanding in December 2011.  An additional $10,000 is due pursuant to the understanding in March 2012 and a final payment of $10,000 is due in June 2012.  There is no written agreement evidencing this understanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of September 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at September 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company are listed below with information about their respective backgrounds. Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.

Name	Age	Position	Date of Appointment
Charles Camorata	56	President, CEO and Director	June 24, 2008
Justin Martin	27	Vice President and Director	June 24, 2008
Karen Aalders	59	Secretary/Treasurer and Director	June 24, 2008

Significant Employees

The Company’s performance will be substantially dependent on the performance of its executive officer and engineer, Justin Martin and Charles Camorata.  The loss of the services of its executive officers or key employees, particularly in the early stages of operation and development, could have a material effect on its business, results of operations or financial condition.  The Company does not maintain key man life insurance covering any officer.

Family Relationships

Justin Martin is the son of our majority shareholder Jeffrey Martin.

Business Experience

Our executive officers may spend a limited amount of time working for the Company.  Effective January 1, 2012, we expect that Charles Camorata will work full-time for the Company, Justin Martin will work approximately thirty hours per week for the Company, and Karen Aalders will work no more than 10 hours per week for the Company.

The principal occupation for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Chief Executive Officer, President, Director

Charles Camorata, 56. Mr. Camorata was elected as President and director of Mainstream Entertainment in 2008 and continues to hold the position. His duties include: Running all operations needed to produce, record, and release music as well as set up the studio operations. He also had oversight of the filing of all publishing of songs in our catalog. Prior to his appointment he was the Vice President/Producer for Skreem Entertainment Corporation (a company affiliated with the Company) from 2000-2007 where he developed new groups and prepared them for recording careers by providing vocal and dance training, as well as produce their first commercially released record.

Prior to joining the Company, from 1993-1999 Mr. Camorata was self employed as a music, sound, and design consultant and project manager with projects including: Theme Parks and Recording Studios including Walt Disney World, Universal Studios and MGM Studios Sound designer/design supervisor, MIDI systems programmer, and music editor/mixer for “Porta Europa” – an MCA/Universal theme park in Wakayama, Japan. He was the sound designer/design supervisor, MIDI systems programmer, and music editor/mixer for the “Water World Stunt Show” in Universal Studios Hollywood (Won IAAPA award for “Best Mixed Stunt Show Worldwide” 1995). He was the sound designer/design supervisor for Fox Television’s fall 1994 series “Fortune Hunter”. He was the sound designer/design supervisor for independent film “Shakti” released in Puerto Rico. He was the project manager and design consultant for Sound Deluxe Inc. Projects managed and designed include The Nascar Café Chain, Caroline’s Comedy Nation in Manhattan, All-star Cafes, Seuss Landing at Universal Studios Florida .

The Company believes that Mr. Camorata’s music industry experience qualifies him to act as a director of Mainstream Entertainment.

Vice President, Director

Justin Martin, 27. Mr. Martin joined Mainstream Entertainment in April 2007. Mr. Martin got his start with music group called “3rd Wish”, on or about January 6, 2001. The group for the most part made a name for themselves in the European market. He has extensive music training since the age of 16.  Mr. Martin has no experience operating a public company. He continues to be a member of “3rd Wish.”

The Company believes that his music training and performing experience qualify him to act as a director of a music company such as Mainstream Entertainment.

Treasurer, Secretary, Director

Karen Aalders, 59, joined Mainstream in 2006 and has over fifteen years of financial reporting experience with private and publicly listed companies.  Her responsibilities serving as both Secretary/Treasurer and Board Member have included all financial aspects of the companies and daily activities, communicating with accountants and auditors to make sure that all filings and regulations were complied with, and preparing financial presentations for investment banking groups.

Ms. Aalders has served in a financial control position for start-up firms, taking them through the formation stage, pre and post funding, public offering, filing, listing and trading.  She has handled the financial analysis of, and reporting on, merger and acquisitions from initial interest through successful conclusion. These companies have included those in the fields of media, gaming, manufacturing and retail, located in the United States, Hong Kong, Korea, China and Europe.

From 1970 through 1994, Ms. Aalders' private industry experience included Purchasing Oversight at Sorex Medical, Inc., International Purchasing Supply Liason for Sciex, Inc., a security products manufacturing firm, and Department Administrator for five years for Ampex Corporation.

The Company believes that Ms. Aalder’s experience with financial reporting with private and publicly held companies qualifies her to act as a director of Mainstream Entertainment.

Control Person

Jeffrey Martin is the majority shareholder of the Company.  He has been the President and CEO of Martin Consulting, Inc. for the last five years.  During his tenure at Martin Consulting, Mr. Martin provided business consulting and real estate investment advice which has resulted in the purchasing and selling of real property investments.  Additionally, Martin Consulting has provided investment capital to small emerging companies.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, director nominees, and executive officers and during the past five years none of our promoters and control persons have been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Board Meetings and Annual Meeting

During the fiscal year ended September 30, 2011, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2011.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President at the address appearing on the first page of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation for each executive officer for the past two fiscal years ended September 30.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Underlying Stock Options	Stock Grants
Charles Camorata, President	2009 2010	-0- -0-	0- -0-	-0- -0-	-0- -0-
Justin Martin, Vice-President	2009 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Karen Aalders, Secretary/Treasurer	2009 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-

No executive officer received any option awards, non-incentive plan compensation, nonqualified deferred earnings, or other compensation other than as provided above.

Executive Officer Compensation

All officers serve without compensation until such time as the board of directors has sufficient financial information with which to make a decision on an appropriate level of executive compensation.  Management believes that $50,000 of annual revenue is sufficient to consider setting a level of officer compensation.

The following Summary Compensation Table sets forth the compensation for each director of the Company for the past two fiscal years ended September 30.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Underlying Stock Options	Stock Grants
Charles Camorata, Director	2011 2010	-0- -0-	0- -0-	-0- -0-	-0- -0-
Justin Martin, Director	2011 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Karen Aalders, Director	2011 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Each executive officer is elected annually by the Board of Directors to hold their respective office until the annual meeting of shareholders and until their successor is chosen and qualified.

Director Compensation

Our directors serve without compensation until such time as the Company has sufficient revenue at which time compensation will be set by the board of directors.  Management believes that $50,000 of annual revenue is sufficient to consider setting a level of director compensation.

Employment and Consulting Agreements with Management

The Company has not entered into any employment agreements with any of its executive officers or employees.

The Company's officers and directors do not presently receive any compensation for their services rendered to the Company.  No remuneration of any nature has been paid for or on account of services rendered to any other officer or director in such capacity.

The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of his or her efforts to implement the Company's business plan outlined herein.

The board of directors may elect to compensate its officers and directors at any time for the value of their services provided to the Company.

Grants of Plan-Based Awards

The Board of Directors plans to grant non-qualified options annually to each officer as additional future compensation for services rendered. The timing and extent of such option grants are made at the sole discretion of the Board of Directors and have an exercise price equal to the estimated fair-market-value on the date of the grant. There is no other compensation given beyond the potential of the option grants.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer in the last fiscal year.

Meetings And Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.

Compensation Committee

The Board of Directors, in its Compensation Committee role, will be responsible for reviewing performance of senior management, recommending compensation, and developing compensation strategies and alternatives for the Company.

Audit Committee

The Board of Directors, in its Audit Committee role, will be responsible for selecting the Company’s independent auditors, approving the scope of audit and related fees, and reviewing financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability. The Audit Committees function will include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations.  The Board of Directors acting in its audit committee capacity has reviewed and discussed the attached audited financial statements with management.

Nomination and Governance Committee

The Board of Directors, in its Nomination and Governance Committee role, will be responsible for recommendations to the Board of Directors respecting corporate governance principles; prospective nominees for director; Board member performance and composition; function, composition and performance of Board committees; succession planning; director and officer liability insurance coverage; and directors’ responsibilities.

Audit Committee Financial Expert

We do not have an Audit Committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following  table sets forth the common stock ownership information as of January 24, 2012 , with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group.  This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, we believe that each person has sole voting and investment power with respect to the shares beneficially owned. Applicable percentage of ownership is based on 3,051,870 shares of common stock outstanding.

Title of Class	Name and Address	Amount and Nature	Percent of Class
Common	Jeffrey Martin(1) 11637 Orpington Street Orlando, FL 32817	1,697,500	55.62%
Common	Forbes Investments Limited (2) Suite 4703, Central Plaza 18 Harbour Rd. Wanchai Hong Kong, China	245,000	8.02%
Common	FSC Limited (2) Suite 4703, Central Plaza 18 Harbour Rd. Wanchai Hong Kong, China	245,000	8.02%
Common	Justin Martin c/o the Company 11637 Orpington Street Orlando, FL 32817	300,000	9.83%
Common	Karen Aalders c/o the Company 11637 Orpington Street Orlando, FL 32817	183,000	5.996%
Common	Charles Camorata (3) c/o the Company 11637 Orpington Street Orlando, FL 32817	20,000	0.65%
Common	All Officers and Directors as a Group (3 Persons)	503,000	16.48%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Notes:

(1)

Includes 10,000 shares in the name of Sherrie Martin, Jeff Martin's spouse.

(2)

The natural person who exercises voting and dispositive control over Forbes and FSC is Andy Lai, as Manager of Forbes and FSC.

(3)

Less than 5% ownership

Changes in Control

There have not been any changes in control during the last fiscal year.  Presently, there are no arrangements, known to the registrant, its control person, including any pledge by any person of Company securities, the operation of which may, at a subsequent date, result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the principal shareholder or entities controlled by him.  These debt financings (“Related Party Notes”) were made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and Jeffrey Martin regarding any future debt financing or the payment of related interest expenses.

On February 26, 2008, the Company’s former Parent Company, Insight Management Corporation (the “Parent Company”), formerly known as Skreem Records Corporation, issued 500,000 common shares of the former Parent Company common stock to relieve notes payable on behalf of both the Company and the former Parent Company, for a total debt relieved of $250,000.  The debt relieved related to the Company was $205,500, incurred for the Company’s acquisition of equipment and operations such as rent, utilities and similar expenses.  The debt relieved for the former Parent Company was $44,500.   Currently, only the principal amounts of the loans were repaid through this exchange.

Outstanding Loans

All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the principal shareholder or entities controlled by him.  These debt financings (“Related Party Notes”) are represented by promissory notes with the terms outlined below.

Other than these Related Party Notes, there are no other formal agreements between the Company and Jeffrey Martin regarding any future debt financing or the payment of related interest expenses.

Currently, only the uncollateralized interest of the Related Party notes in total of $45,552 as of September 30, 2011, remains.

	DATE	AMOUNT	INT. RATE	AMT UNPAID as of 9/30/11
				INCLUDING INT.

AMPAC INVESTMENTS, INC	9/30/07	$3,500.00	8%
(100% owned by Jeffrey Martin)	9/30/08	$7,000.00	8%
				$13,245.31

FORBES INVESTMENT LTD, LLP	9/3/09	$3,000.00	6%
(100% owned by Jeffrey Martin)	9/10/09	$1,500.00	6%
	9/14/09	$6,250.00	6%
	11/20/09	$8,400.00	5%
	8/9/10	$2,000.00	5%
	8/17/10	$200.00	5%
	8/9/10	$500.00	5%
				$32,747.89

FSC LIMITED LLC	9/2/09	$6,000.00	6%
(100% owned by Jeffrey Martin)	11/04/09	$1,000.00	5%
	11/05/09	$3,500.00	5%
	1/6/10	$7,000.00	5%
	1/19/10	$8,000.00	5%
	6/22/10	$5,000.00	5%
	7/7/10	$5,000.00	5%
	9/7/10	$7,000.00	5%
				$50,037.41

MARTIN CONSULTANTS INC	4/19/10	$500.00	8%
(100% owned by Jeffrey Martin)	8/20/09	$900.00	8%
	7/29/09	$900.00	8%
	1/12/09	$5,000.00	8%
	1/9/09	$200.00	8%
	9/3/08	$1,000.00	8%
	8/19/08	$2,200.00	8%
	8/13/08	$1,500.00	8%
	8/5/08	$9,500.00	8%
	7/23/08	$5,000.00	8%
	6/16/08	$15,000.00	8%
	2/5/08	$1,000.00	8%
	11/8/08	$5,000.00	8%
	10/23/07	$2,000.00	8%
	9/6/07	$6,000.00	8%
				$34,149.52

JEFFREY MARTIN	6/11/10	$2,000.00	5%
	5/25/10	$300.00	8%
	5/1/10	$8,000.00	8%
	9/16/09	$5,000.00	8%
	8/25/09	$1,500.00	8%
	7/30/09	$200.00	8%
	7/28/09	$500.00	8%
	6/15/09	$5,000.00	8%
	3/12/09	$1,100.00	8%
	2/27/09	$500.00	8%
	2/19/09	$300.00	8%
	2/3/09	$3,000.00	8%
	1/29/09	$11,000.00	8%
	1/15/09	$700.00	8%
	1/13/09	$6,000.00	8%
	1/12/09	$1,500.00	8%
	1/2/09	$7,000.00	8%
	12/17/08	$5,000.00	8%
	12/15/08	$2,000.00	8%
	12/12/08	$3,000.00	8%
	11/12/08	$6,000.00	8%
	10/7/08	$5,000.00	8%
	10/6/08	$5,000.00	8%
	10/1/08	$700.00	8%
	9/26/08	$5,200.00	8%
	9/23/08	$1,000.00	8%
	9/17/08	$5,000.00	8%
	9/16/08	$500.00	8%
	9/11/08	$300.00	8%
	9/5/08	$5,000.00	8%
	8/26/08	$6,000.00	8%
	7/10/08	$400.00	8%
	6/12/08	$500.00	8%
	6/5/08	$900.00	8%
	6/2/08	$3,450.00	8%
	5/29/08	$700.00	8%
	5/19/08	$700.00	8%
	5/15/08	$1,300.00	8%
	5/7/08	$5,000.00	8%
	4/29/08	$2,600.00	8%
	4/22/08	$1,500.00	8%
	4/14/08	$4,000.00	8%
	4/9/08	$2,000.00	8%
	3/19/08	$5,000.00	8%
	2/14/08	$3,000.00	8%
	2/11/08	$5,000.00	8%
	1/9/08	$6,000.00	8%
	12/11/07	$6,000.00	8%
	11/19/07	$15,000.00	8%
	9/20/07	$5,000.00	8%
			$69,860.50

The facility at which the equipment held is stored is owned by an entity controlled by the principal shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $400, $400, and $1,000 for the twelve months ended September 30, 2011 and, 2010 and from inception to September 30, 2011, respectively.

At September 30, 2011 and 2010, interest in the amounts of $41,752 and $40,513, respectively, is accrued on the notes due and payable to Mr. Martin. Interest expense for the twelve months ended September 30, 2011 and 2010, and from inception was $15,221, $11,756 and $64,106, respectively.

	September 30, 2011	September 30, 2010

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8.00% and 5.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $21,700 and $10,300 and of the 8.00% notes were $21,500 and $20,728, respectively	$43,200	$31,028

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5.00% and 8.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $11,500 and $0 and of the 8.00% notes were $11,923 and $ 11,923	23,423	11,923

An unsecured demand note to a business owned and controlled by one of the shareholders with no stated interest rate; interest is being accrued at 8.00%.	---	1,600

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8.00%.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rates of 5.00% and 6.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $24,150 and $11,100 and of the 6.00% notes were $10,750 and $10,750, respectively.	34,900	21,850

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rates of 5.00% and 6.00%. At September 30, 2011 and 2010, the principal balance of the 5.00% notes were $41,500 and $36,500 and of the 6.00% notes were $6,000 and $6,000, respectively.	47,500	42,500

An unsecured demand note to a corporation in which the principal shareholder has a minority stock interest with a stated interest of 5.00%.	---	1,200
	$159,039	$120,117

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On June 30, 2011, a note payable was forgiven and no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the twelve month periods ending September 30, 2011 and 2010, and for the period from inception through September 30, 2011, the Company has recognized forgiveness of debt income in the amounts of $1,215, $0 and $15,418, respectively.

On April 2010, the Company loaned Sexy Fishing Lures, Inc., a related entity, $100.  On October 1, 2010, the outstanding loan from Sexy Fishing Lures, Inc and accrued interest receivable of $2 was forgiven in exchange for relief on $102 of debt owed to Jeffrey Martin.

As of January 1, 2011, the demand note from a business owned and controlled by the principal shareholder was assumed by Jeffrey Martin.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above.  However, all of the transactions described above were approved and ratified by our Board of Directors.  In connection with the approval of the transaction described above, our Directors took into account several factors, including their fiduciary duty to the Company; the relationship of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available (if applicable); and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended September 30, 2011 and 2010 for professional services rendered by our independent principal accountants, M&K CPAS, PLLC, for the audit of our annual financial statements and the review of our interim financial statements, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $13,250 and $10,100, respectively.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal years ended September 30, 2011 and 2010 for audit related fees rendered by M&K CPAS, PLLC were $13,250 and $10,100, respectively.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit	Description	Location of Exhibit
3.1	Certificate and Articles of Amendment	(1)
3.2	Certificate of Conversion	(1)
3.3	Articles of Incorporation	(1)
3.4	Bylaws	(1)
10.1	Form of Promissory Note	(2)
10.2	A45 Music Agreement	(2)
10.3	Lease Agreement	(2)
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith.

(1) Filed as exhibits to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 18, 2011 and incorporated by reference herein.

(2) Filed as exhibits to our Form S-1/A Registration Statement filed with the Securities and Exchange Commission on July 12, 2011 and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mainstream Entertainment, Inc.

By: /s/ Charles Camorata	Dated: January 30, 2012
Charles Camorata, President,
Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Martin	Dated: January 30, 2012
Justin Martin, Vice-President

By: /s/ Karen Aalders	Dated: January 30, 2012
Karen Aalders, Secretary, Treasurer,
Chief Financial Officer, Principal
Accounting Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Charles Camorata	Dated: January 30, 2012
Charles Camorata, Director, President,
Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Martin	Dated: January 30, 2012
Justin Martin, Director, Vice-President

By: /s/ Karen Aalders	Dated: January 30, 2012
Karen Aalders, Director, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer (Principal Financial Officer)