Form 10-Q
period 2011-12-31
Mainstream Entertainment, Inc.
filed 2012-02-13
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

      .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 333-172924

———————

MAINSTREAM ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

———————

FLORIDA	20-3687391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11637 ORPINGTON STREET ORLANDO, FLORIDA	32817
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 207-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  X . No      .

At February 13, 2012, there were 3,051,870 shares of the Issuer's common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mainstream Entertainment, Inc.

(A Development Stage Company)

Balance Sheets

As of December 31, 2011 and September 30, 2011

	December 31, 2011 (unaudited)	September 30, 2011
ASSETS:
Current assets:
Cash	$1,269	$6
Prepaid expense	1,681	61
Total current assets	2,950	67

Equipment, net of accumulated depreciation of $15,195 and $13,814 respectively	6,355	7,736

TOTAL ASSETS	$9,305	$7,803

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$67,091	$61,643
Accrued interest – related party	43,701	41,752
Deferred Revenue	19,500	--
Notes payable – related party	153,081	159,039
Total Current Liabilities	283,373	262,434

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 3,051,870 shares issued and outstanding	3,052	3,052
Additional paid in capital	423,086	422,986
Deficit accumulated during the development stage	(700,206)	(680,669)
Total stockholders' deficit	(274,068)	(254,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,305	$7,803

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the three months ended December 31, 2011 and 2010, and

the period from October 7, 2005 (Inception) through December 31, 2011 (Unaudited)

		Three Months Ended December 31,			October 7, 2005 (Inception) Through December 31,
		2011		2010	2011
Revenue:		$1,000	$	----	$1,471

Expenses: Operating expenses
General and administrative expenses		14,642		9,072	487,243
Depreciation expense		1,381		1,381	87,221
Impairment of fixed assets		---		---	86,850
Total operating expenses		16,023		10,453	661,314
Other Income (Expense):
Forgiveness of debt		---		---	15,418
Interest income		---		---	2
Interest expense		(4,514)		(3,382)	(68,620)
Penalties		---		---	(600)
Total other income (expense)		(4,514)		(3,382)	(53,800)
Net loss before extraordinary item		(19,537)		(13,835)	(713,643)
Extraordinary item		---		---	13,437

Net Loss		$(19,537)		$(13,835)	$(700,206)

Net Loss before Extraordinary Item per Common Share - Basic and Diluted		$(.01)		$(.01)

Net Income from Extraordinary Item per Common Share - Basic and Diluted	$	---	$	---

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted		3,051,870		3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the three months ended December 31, 2011 and 2010 and

the period from October 7, 2005 (Inception) through December 31, 2011 (Unaudited)

	Three months ended December 31,		October 7, 2005 (inception) to December 31,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(19,537)	$(13,835)	$(700,206)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,381	1,381	87,221
Imputed rent	100	100	1,102
Loss on equipment	––	––	33,018
Forgiveness of accrued rent	––	––	(13,662)
Forgiveness of debt by third party	––	––	(1,756)
Extraordinary gain on insurance claim	––	––	(13,437)
Impairment of fixed assets	––	––	86,850
Bad Debt	––	––	54
Changes in:
Accounts receivable	––	––	(54)
Deposit	––	––	(6,000)
Prepaid expenses & other current assets	(1,620)	––	(1,684)
Customer deposits	19,500	––	19,500
Accounts payable & accrued expense	7,397	(1,597)	135,038
Net Cash Flows Used in Operations	7,221	(13,951)	(374,016)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	––	––	432
Proceeds from insurance claim	––	––	166,701
Purchase of fixed assets	––	––	(17,982
Issuance of advances and notes receivable	––	––	(100
Expenditures on construction in progress	––	––	(116,160
Net Cash Flows Provided by (Used in) Investing activities	––	––	32,891
Cash Flows from Financing Activities:
Cash borrowings from related parties	50	14,000	498,341
Principal payments on related party debt	(6,008)	––	(196,271)
Cash contributions from former parent company	––	––	45,824
Distributions to owners	––	––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	(5,958)	14,000	342,394
Net Increase (Decrease) in Cash	1,263	49	1,269
Cash and cash equivalents-Beginning of period	6	85	––
Cash and cash equivalents-End of period	$1,269	$134	$1,269

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the three months ended December 31, 2011 and 2010 and

the period from October 7, 2005 (Inception) through December 31, 2011 (Unaudited)

	Three months ended December 31,		October 7, 2005 (inception) to December 31,
	2011	2010	2011
SUPPLEMENTARY INFORMATION
Interest Paid	$1,182	$2	$15,231
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	$5,000
Equipment purchased by owners	––	––	162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	––	––	210,025
Related party receivable exchanged for shareholder debt	––	––	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the period from October 7, 2005 (Inception) through December 31, 2011 (Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders Deficit
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$––	$––
Fixed Assets contributed from owner	––	––	143,467	––	143,467
Net Loss	––	––	––	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	3,052	140,415	(14,828)	128,639
Distributions to owners	––	––	(5,500)	––	(5,500)
Equipment contributed from owners	––	––	10,971	––	10,971
Expenses paid by owners	––	––	17,799	––	17,799
Cash contributions from owners	––	––	13,500	––	13,500
Net Loss	––	––	––	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	3,052	177,185	(93,048)	87,189
Cash contributions from owners	––	––	32,324	––	32,324
Expenses paid by owners	––	––	718	––	718
Equipment contributed from owners	––	––	1,732	––	1,732
Debt Extinguished by Parent Company	––	––	205,500	––	205,500
Net Loss	––	––	––	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$(298,134)	$122,377
Expenses paid by owners	––	––	202	––	202
Credit card debt assumed by owners	––	––	4,525	––	4,525
Net Loss	––	––	––	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$(530,386)	$(105,148)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$(608,508)	$(182,870)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986	$(680,669)	$(254,631)
Expenses paid by owners	––	––	100	––	100
Net Loss	––	––	––	(19,537)	(19,437)
Balances - December 31, 2011	3,051,870	$3,052	$423,086	$(700,206)	$(274,068)

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc. Notes to Financial Statements (unaudited)

NOTE 1 – NATURE OF OPERATIONS

Mainstream Entertainment, Inc. (f/k/a Skreem Studios, Inc and Skreem Studios LLC)(the “Company”) was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison. The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses. On April 1, 2007, the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) under the purchase method and commenced business operations.

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

The Company’s business is the operation of a recording studio. The Company plans to generate revenue by providing the facility and related recording services. The Company leased two studio facilities located at 7648 Southland Boulevard, Orlando, Florida, Suite/Studio 104 and Suite/Studio 105.  On April 15, 2009 the Board of Directors decided to suspend operations with the intention of resuming at a different location at a future date.  The Company resumed operations on December 15, 2011 from the receipt of additional funding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. At December 31, 2011, no significant revenue has been recorded.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As December 31, 2011 and September 30, 2011, there were no cash equivalents.

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

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, and estimates of the costs to get the assets ready for sale. There were no impairment indicators as of December 31, 2011.  No assets were re-valued at fair value on a recurring or non-recurring basis as of December 31, 2011.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2011 and September 30, 2011, there were no current or deferred income tax expense or benefits.

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

Cash paid for income taxes for the three month periods ended December 31, 2011 and 2010, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through December 31, 2011.

As of December 31, 2011, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through December 31, 2011.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the three month periods ended December 31, 2011 and 2010, and from inception was $0, $0, and $4,440, respectively.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $700,206 and has a working capital deficit of $280,423 at December 31, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

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

NOTE 5 – CUSTOMER DEPOSITS

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount is $35,000 and estimated costs on the contract are $2,000.  Talent on the record will be compensated as a percentage of sales.  As of December 31, 2011 and September 30, 2011, the Company received $19,500 and $0, respectively, in customer deposits for the music production contract. The production of the music is expected to start in January 2012 and will end in June of the same year. As of December 31, 2011 and September 30, 2011, the deposit represents a liability to the Company since revenue will not be recognized on this contract until services have been provided.

NOTE 6 – RELATED PARTY NOTES

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

At December 31, 2011 and September 30, 2011, interest in the amounts of $43,701 and $41,752, respectively, is accrued on these notes. Interest expense for the three months ended December 31, 2011 and 2010, and from inception was $4,514, $3,382 and $68,620, respectively.

Short-term debt as of December 31, 2011and September 30, 2011 consisted of the following demand notes:

	December 31, 2011	December 30, 2011

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At December 31, 2011 and September 30, 2011, the principal balance of the 5% notes was $21,749 and $21,699 and of the 8% notes was $19,938 and $21,500, respectively.	$41,687	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At December 31, 2011 and September 30, 2011, the principal balance of the 5% notes was $11,500 and $11,500 and of the 8% notes was $7,478 and $11,923, respectively.	18,978	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.
	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5% and 6% per annum. At December 31, 2011 and September 30, 2010, the principal balance of the 5% notes was $24,150 and $24,150, respectively, and of the 6% notes was $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5% and 6% per annum. At December 31, 2011 and September 30, 2011, the principal balance of the 5% notes was $41,500 and $41,500 and of the 6% notes was $6,000 and $6,000, respectively.	47,500	47,500
	$153,081	$159,039

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On September 16, 2009 the Company successfully concluded the negotiation and met the obligations required to be released from the commitment under non-cancelable operating leases for its former two studio/suite facility.  The facility had been leased under two leases, each of which had a term that expired on May 31, 2012.  From the time in which rent payments ceased in February 2009 until the time of the release from the facility lease, the Company accrued its monthly obligation to pay rent under the lease.  At the time of the settlement, accrued rent payable in the amount of $13,662 was written off and recognized as forgiveness of debt income.

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

For the three month periods ending December 31, 2011 and 2010, and for the period from inception through December 31, 2011, the Company has recognized forgiveness of debt income in the amounts of $1,215, $0 and $15,418, respectively.

NOTE 7 – CAPITAL STOCK

On July 1, 2008, Skreem Studios, LLC was spun off from its then Parent Company Skreem Records Corporation (now called Insight Management, Inc.). Subsequent to the spin off, the limited liability company incorporated and became Skreem Studios, Inc. All shareholders of the Parent Company as of July 1, 2008 received one share in the newly formed Skreem Studios, Inc. These shares were treated as founders shares by the Company with an increase to common stock and the offset to additional paid in capital. This was the only stock transaction by the Company from inception through December 31, 2011.

The Company has 100,000,000 shares of $0.001 par value stock authorized.  At December 31, 2011, there were 3,051,870 shares outstanding.  Ownership by significant parties, officers and employees of the Company are as follows:

Name of beneficial owner	Number of shares	% of Ownership
Jeffrey Martin	2,228,500	73
Justin Martin, Vice President	300,000	10
Karen Aalders, Secretary/Treasurer	183,000	6
Thomas Tedrow	110,000	4
Charles Camorata, President	20,000	1
Other shareholders	251,370	6

NOTE 8 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company have been provided by and paid or accrued to the principal shareholder or entities controlled by him, see Note 6.

The facility at which the equipment held is stored is owned by an entity controlled by the principal shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $0, $0, and $1,002 for the three months ended December 31, 2011 and 2010 and from inception to December 31, 2011, respectively.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In October 2009, the Company leased studio facilities at 275 North Bayshore Drive, Ocoee, Florida 34761.  The lease was renegotiated on  May 21, 2010 which permitted the Company to use the facilities at a rate of $50 per hour without any minimum use requirements.  The facility was not used between October 2009 and December 31, 2010.  On February 2, 2011, the lease was renegotiated and extended the term to December 31, 2012.

NOTE 10 – EQUIPMENT

Property and equipment at December 31, 2011 and September 30, 2011 consisted entirely of $6,355 and $7,736 of recording studio equipment.  The equipment was being stored and was not in service.

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

In April, 2009, the Company vacated its leased facility (see Note 1).  At that time the Company sold a small portion of its equipment at a loss and stored the remainder of its equipment (see Note 11).  All leasehold improvements were fully impaired as of September 30, 2009.

All escalating payment leases were expensed according to the straight line method.

NOTE 11 – OTHER ASSETS – EQUIPMENT HELD (NOT IN SERVICE)

In April 2009, the Company moved its remaining equipment into storage with the intention of utilizing it in the future for operations.  Upon being moved to storage, the equipment was marked down to fair market value and a loss of $4,777 was recognized to adjust carrying value from net book value during the twelve months ended September 30, 2009. The equipment valued at fair market value is being depreciated over its remaining useful life.

NOTE 12 – INCOME TAXES

The Company has federal and state net operating loss carry forwards of $513,984 and $513,984, which expire in various years ending September 30, as indicated below:

		Federal	Florida
2013	$	---	$101,262
2014		---	250,251
2015		---	73,457
2016		---	70,857
2017		---	18,157
2023		101,262	---
2024		250,251	---
2025		73,457	---
2025		70.857	---
2026		18,157	---
Total		$513,985	$513,985

A full valuation allowance has been taken on the deferred tax assets based on the Company’s determination that they are unlikely to pay income taxes in the future.

NOTE 13 – LOSS ON IMPAIRMENT OF FIXED ASSETS

The Company recognized a loss on the impairment of assets in the amount of $0 and $0 in the three months ended December 31, 2011 and 2010, respectively, and of $86,850 from inception through December 31, 2011.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the date financial statements were issued.  No material events came to our attention through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undo reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to December 31, 2011. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

Overview

Mainstream Entertainment, Inc. is an entertainment production company originally formed as a limited liability company (Skreem Studios, LLC) in Florida, on October 7, 2005. The Company is and has historically been primarily engaged in music production and distribution in the United States and Europe.  The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.

On April 1, 2007, the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) and commenced business operations.  In June 2008, the majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record as of July 1, 2008, received one share of Skreem Studios, Inc. for each share owned of Insight Management Corporation. Insight Management Corporation, as of July 1, 2008, is no longer related to the Company. On August 2, 2010 the Company changed its name to Mainstream Entertainment, Inc.

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

We also act as a producer.  Our role as a producer includes identifying and contracting with musical groups and individual artists to promote their talent.  This involves student coaching and guiding musicians, conducting recording sessions, overseeing the mixing and mastering process, and planning and directing the promotion and sale of the work product. Revenue will be initiated through prior industry contacts of the officers, internet advertising via a Company web page (which is not currently in place), direct contact and traditional print marketing. The Company cannot guarantee that any revenues will be generated.  The Company and its predecessors have been unprofitable since 2005. To date, all revenues have been generated from a company named NRJ Co., (“NRJ”), a company located in France.  The Company related revenues were paid for music group “3rdWish”, a music group whom Justin Martin, our Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder.

Our monthly “burn rate” consists of professional fees (which include legal and accounting fees) of approximately $2,800 and interest expense of approximately $1,100, for a total of $3,900 in monthly expenses.  The Company is dependent upon loans made by the Company’s majority shareholder, Jeffrey Martin (See “Certain Relationships and Related Transactions”).  The Company is completely dependent on Jeff Martin for its present and future funding.  Mr. Martin is not obligated to fund the Company and the Company cannot provide any assurance that Mr. Martin’s funding will continue in the future.  The cash available to the Company at December 31, 2011 is not sufficient to cover any of the average monthly expenditures before requiring additional capital.  As of February 1, 2012, we had approximately $247.80 of cash available for operations.

We had a net loss of $19,537 for the three months ended December 31, 2011, compared to a net loss of $13,835 for the three months ended December 31, 2010, an increase in net loss of $5,702 or 41% from the prior period. The Company had a deficit accumulated during the development stage of $700,206 and a working capital deficit of $280,423 as of December 31, 2011.For the year ending, September 30, 2011, we had a net loss of $72,161 and as of September 30, 2011, we had a working capital deficit of $262,367 and a deficit accumulated during the development state of $680,669.  Our independent certifying accountant has expressed doubt about our ability to continue as a "going concern".

In May 2011, the Company launched its first song titled “Mom’s Song” which is being offered for sale on iTunes.  The song may be heard on YouTube and iTunes.  The song was written and performed by Justin Martin.

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company had received $19,500 in connection with this understanding during the three months ended December 31, 2011.  An additional $8,000 is due pursuant to the understanding in March 2012 and a final payment of $7,500 is due by July 31, 2012.  The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The start of production of the CD is anticipated to begin in the first calendar quarter of 2012 and be completed by the end of the second calendar quarter of 2012.

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

We plan to derive revenue from multiple sources including, but not limited to:

•

Percentage of sales and publishing income through sales of downloads through iTunes, Amazon MP3, etc.,

•

Licensing of artists’ products to third party users,

•

Percentage of live performances, management fees, and merchandising,

•

Internet advertising through affiliate programs such as Google AdSense, monetizing artists’ websites and social media such as Facebook, YouTube, and Twitter, and

•

Profits realized from rental of recording studio time, video production, and creation of internet promotion for artists with previously secured investors or investment capital.

Use of funds will include:

•

Up front studio costs,

•

Video production costs,

•

Creation of web content such as web sites, social media oversight and other web related activities,

•

General oversight of business and production operations, and

•

Accounting, both in house and outside accounting/auditing services.

The Company searches continuously for talent for recording and performing. When an artist is found to be commercially viable, the Company will sign the artist to a contract, which is customary in the industry to include audio recordings, video recordings, live performances, merchandising, publishing revenues, endorsements, and management. These contracts will provide for a percentage of revenues generated by all of the above endeavors to be divided between the artist and the Company. The costs of this process are estimated at $5,000.

The timeframe necessary to establish an artist varies according to the artist’s prior endeavors as well as the amount of composition the artist has ready for recording or performance. In some instances, such as when the artist has sufficient composition material to begin immediately, the music product can be ready for digital distribution within 60 to 90 days.

The Company will provide music recording and video production, promotion, and booking for the artists. Distribution of artists’ material will be through standard industry outlets and includes both digital and hard copy production according to popularity and profitability of the artist. In addition, the Company will provide web sites and direction in the use of social networking including Facebook, YouTube, and Twitter. There is an approximate $6,500 cost associated with this phase and a completion time which is estimated around 60 to 90 days.   We estimate revenues would be generated approximately 90 to 120 days after release of an artist’s first product.

The Company will seek funding from Jeff Martin, its majority shareholder, in order to cover these costs, provided that Mr. Martin is not under any obligation to provide the Company with funding.

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

Social Networking

An artist’s main interest is the promotion of their own material, and in the interest of self-promotion they stay connected and reach out to their followers through continuous social networking. These artists generate thousands of followers through their Twitter accounts, Facebook pages, and YouTube videos. We plan to centralize these self-promotion efforts providing guidance of an artist’s networking efforts as well as working to increase visibility through focused marketing. Through oversight and monitoring of this networking traffic, monetizing these efforts is planned to be realized through affiliate advertising programs, web based direct sales programs, and pay-per-click affiliations. This process could potentially prove to be a significant revenue source. Manpower, not money runs this phase of the operation.

Publishing

All artists will be asked to sign a Publishing Agreement as part of the Contract between the Company and the artist. This agreement will grant rights for the writer’s compositions to the Company for which the Company will pay royalties based on the terms and conditions of the agreement. Revenues will be realized from the performance of or sales of any product containing the performances of the artist/writer, as well as through the licensing of those rights to third parties for performance and recording. No additional money will be needed for this phase. Charles Camorata, the Company’s President and Chief Executive Officer, has the experience to run all publishing functions for the Company. The time frame will be structured whenever new music is written by one of our signed artists. The artist will submit the composition to the Company for publishing. The revenue stream will be split between the Company and the artist.

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

Results of Operations and Operating Expenses:

We generated revenues of $1,000 for the three months ended December 31, 2011, compared to no revenues for the three months ended December 31, 2010.  Revenues for the three months ended December 31, 2011 were solely due to recording services and song licensing rights.

We had $16,023 of total operating expenses for the three months ended December 31, 2011, compared to $10,453 for the three months ended December 31, 2010, an increase in total operating expenses of $5,570 or 53% from the prior period.  The increase in operating expenses was due to a $5,570 or 61% increase in general and administrative expenses to $14,642 for the three months ended December 31, 2011, compared to $9,072 for the three months ended December 31, 2010.   The increase in general and administrative expenses was mainly due to accounting, auditing and legal fees.. We had a depreciation expense of $1,381 for both the three months ended December 31, 2011 and 2010, as there was no change in our depreciable asset base.

We had total other expenses of $4,514 for the three months ended December 31, 2011, compared to $3,382 for the three months ended December 31, 2010, an increase in other expenses of $1,132 or 33% from the prior period, which was solely due to interest accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below).  Interest expense increased due to increased borrowing from Mr. Martin.

We had a net loss of $19,537 for the three months ended December 31, 2011, compared to a net loss of $13,835 for the three months ended December 31, 2010, an increase in net loss of $5,702 or 41% from the prior period.

Liquidity and Capital Resources

As of December 31, 2011 the Company had $2,950 of total current assets consisting of $1,269 of cash and $1,681 of prepaid expenses.

As of the date of this filing, the Company has approximately $247.80_ available for Company use, which funds were raised subsequent to December 31, 2011 in connection with loans from Jeff Martin. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

The Company had total assets of $9,305 as of December 31, 2011, which included $2,950 of current assets and $6,355 of long-term assets consisting of equipment, net of depreciation.

The Company had total current liabilities consisting solely of current liabilities of $283,373 as of December 31, 2011, which included $67,091 of accounts payable and accrued liabilities, $43,701 of accrued interest – related party, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder, as described below, $19,500 of deposit for contract, relating to the contract with Barton Funeral Services, Inc., as described above, and $153,081 of related party notes payable to Mr. Martin.

The Company had a deficit accumulated during the development stage of $700,206 and a working capital deficit of $280,423 as of December 31, 2011.

Previously the Company has relied upon its majority shareholder to advance funds to allow it to operate. The plan of operation outlined above is not principally dependent upon debt financing.  If the fund raising falls short of the goals outlined, the majority shareholder will continue to fund the Company as needed until profitability.  Jeff Martin, as the majority shareholder, does not have an obligation to contribute any additional funds to the company.  Mr. Martin’s contribution is discretionary, but it is likely he will continue to fund the company if necessary. However, because the Company has no bank arrangements or plans currently in effect, its inability to raise equity financing for the above purposes will have a severe negative impact on the plan of operations outlined above.

The Company had $7,221 of net cash used in operations for the three months ended December 31, 2011, which was mainly due to $19,500 of customer deposits and $7,397 of increase in accounts payable and accrued expenses offset by $19,537 of net loss.

Debt Financings and Related Party Notes:

The Company is highly dependent on related party financing, specifically from its majority shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the principal shareholder or entities controlled by him.  The Related Party Notes are made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and Jeffrey Martin regarding any future debt financing or the payment of related interest expenses.

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

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company had received $19,500 in connection with this understanding during the three months ended December 31, 2011.  An additional $8,500 is due pursuant to the understanding in March 2012 and a final payment of $7,500 is due by July 31, 2012.  There is no written agreement evidencing this understanding.  The artist(s) engaged to record the music will be compensated as a percentage of sales of the record.  The start of production of the CD is anticipated to begin in the first calendar quarter of 2012 and be completed by the end of the second calendar quarter of 2012.

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

The financial statements included herein have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has had minimal revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

At December 31, 2011 and September 30, 2011, interest in the amounts of $43,701 and $41,752, respectively, is accrued on the notes due and payable to Mr. Martin. Interest expense for the three months ended December 31, 2011 and 2010, and from inception was $4,514, $3,382 and $68,620, respectively.

	December 31, 2011	September 30, 2011

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At December 31, 2011 and September 30, 2011, the principal balance of the 5% notes was $21,749 and $21,699 and of the 8% notes was $19,938 and $21,500, respectively.	$41,687	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At December 31, 2011 and September 30, 2011, the principal balance of the 5% notes was $11,500 and $11,500 and of the 8% notes was $7,478 and $11,923, respectively.	18,978	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5% and 6% per annum. At December 31, 2011 and September 30, 2010, the principal balance of the 5% notes were $24,150 and $24,150, respectively, and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5% and 6% per annum. At December 31, 2011 and September 30, 2011, the principal balance of the 5% notes was $41,500 and $41,500 and of the 6% notes was $6,000 and $6,000, respectively.	47,500	47,500
	$153,081	$159,039

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On June 30, 2011, a note payable was forgiven and is no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the three month periods ending December 31, 2011 and 2010, and for the period from inception through December 31, 2011, the Company has recognized forgiveness of debt income in the amounts of $1,215, $0 and $15,418, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, filed with the Commission on January 30, 2012, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate and Articles of Amendment

3.2(1)	Certificate of Conversion

3.3(1)	Articles of Incorporation

3.4(1)	Bylaws

10.1(2)	Form of Promissory Note

10.2(2)	A45 Music Agreement

10.3(2) 10.4*	Lease Agreement Agreement between Mainstream and Barton

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

*   Attached hereto.

(1) Filed as exhibits to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 18, 2011 and incorporated by reference herein.

(2) Filed as exhibits to our Form S-1/A Registration Statement filed with the Securities and Exchange Commission on July 12, 2011 and incorporated by reference herein.

(#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAINSTREAM ENTERTAINMENT, INC.

Date: February 13, 2012	By: /s/ Charles Camorata Charles Camorata Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 13, 2012	By: /s/ Karen Aalders Karen Aalders Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)