Form 10-Q/A
period 2011-12-31
Mainstream Entertainment, Inc.
filed 2012-02-29
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Mainstream Entertainment, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate and Articles of Amendment

3.2(1)	Certificate of Conversion

3.3(1)	Articles of Incorporation

3.4(1)	Bylaws

10.1(2)	Form of Promissory Note

10.2(2)	A45 Music Agreement

10.3(2)	Lease Agreement

10.4(3)	Agreement between Mainstream and Barton

31.1(3)	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(3)	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(3)	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document

101.SCH*(#)	XBRL Schema Document

101.CAL*(#)	XBRL Calculation Linkbase Document

101.LAB*(#)	XBRL Label Linkbase Document

101.PRE*(#)	XBRL Presentation Linkbase Document

*   Attached hereto.

(1) Filed as exhibits to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 18, 2011 and incorporated by reference herein.

(2) Filed as exhibits to our Form S-1/A Registration Statement filed with the Securities and Exchange Commission on July 12, 2011 and incorporated by reference herein.

(3)  Filed as exhibits to our 10-Q Quarterly Report for the period ended December 31, 2011 filed with the Securities and Exchange Commission on February 13, 2012 and incorporated by reference herein.

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

MAINSTREAM ENTERTAINMENT, INC.

Date: February 29, 2012	By: /s/ Charles Camorata Charles Camorata Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 29, 2012	By: /s/ Karen Aalders Karen Aalders Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

4