Form 10-Q
period 2012-03-31
Mainstream Entertainment, Inc.
filed 2012-05-15
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

      .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54602

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  X . No      .

At May 15, 2012, there were 3,051,870 shares of the Issuer's common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mainstream Entertainment, Inc.

(A Development Stage Company)

Balance Sheets

As of March 31, 2012 and September 30, 2011

	March 31, 2012	September 30, 2011
ASSETS:	(unaudited)
Current assets:
Cash	$--	$6
Capitalized Productions Costs	560	--
Prepaid expense	61	61
Total current assets	621	67

Equipment, net of accumulated depreciation of $16,577 and $13,814, respectively	4,973	7,736

TOTAL ASSETS	$5,594	$7,803

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$70,466	$61,643
Accrued interest – related party	46,719	41,752
Accrued Expenses	1,000	--
Bank Overdraft	184	--
Deposit for contract	11,445	--
Notes payable – related party	152,110	159,039
Total Current Liabilities	281,924	262,434

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 3,051,870 shares issued and outstanding	3,052	3,052
Additional paid in capital	423,186	422,986
Deficit accumulated during the development stage	(702,568)	(680,669)
Total stockholders' deficit	(276,330)	(254,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,594	$7,803

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the three and six months ended March 31, 2012 and 2011, and the period from October 7, 2005 (Inception) through March 31, 2012

(unaudited)

		Three Months Ended March 31,				Six Months Ended March 31,			October 7, 2005 (Inception) Through March 31,
		2012		2011		2012		2011	2012
Revenue:		$21,000	$	---		$22,000	$	---	$22,471

Cost of Revenue		840		---		840		---	840

Gross Profit		20,160		---		21,160		---	21,631

Expenses: Operating expenses
General and administrative expenses		16,548		23,719		31,189		32,789	503,790
Depreciation expense		1,381		1,381		2,763		2,763	88,603
Impairment of fixed assets		---		---		---		---	86,850
Total operating expenses		17,929		25,100		33,952		35,552	679,243
Other Income (Expense):
Forgiveness of debt		---		---		---		---	15,418
Interest income		---		---		---		---	2
Interest expense		(4,593)		(3,634)		(9,107)		(7,016)	(73,213)
Penalties		---		---		---		---	(600)
Total other income (expense)		(4,593)		(3,634)		(9,107)		(7,016)	(58,393)
Net loss before extraordinary item		(2,362)		(28,734)		(21,899)		(42,568)	(716,005)
Extraordinary item		---		---		---		---	13,437

Net Loss		$(2,362)		$(28,734)		$(21,899)		$(42,568)	$(702,568)

Net Loss before Extraordinary Item per Common Share - Basic and Diluted		$(.00)		$(.01)		$(.01)		$(.01)

Net Income from Extraordinary Item per Common Share - Basic and Diluted	$	---	$	---	$	---	$	---

Per Share Information:
Weighted Average Number of Common Stock Shares Outstanding - Basic and Diluted		3,051,870		3,051,870		3,051,870		3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the six months ended March 31, 2012 and 2011 and

the period from October 7, 2005 (Inception) through March 31, 2012

(unaudited)

	Six months ended March 31,		October 7, 2005 (inception) to March 31,
Cash Flows from Operating Activities:	2012	2011	2012
Net loss	$(21,899	$(42,568	$(702,568
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,763	2,763	88,603
Imputed rent	200	200	1,202
Loss on equipment	––	––	33,018
Forgiveness of accrued rent	––	––	(13,662)
Forgiveness of debt by third party	––	––	(1,756)
Extraordinary gain on insurance claim	––	––	(13,437)
Impairment of fixed assets	––	––	86,850
Bad Debt	––	––	54
Changes in:
Accounts receivable	––	––	(54)
Deposit	––	––	(6,000)
Prepaid expenses & other current assets	(560	––	(624)
Customer deposits	11,445	––	11,445
Accounts payable & accrued expense	14,790	(13,998)	142,431
Net Cash Flows Provided by (Used in) Operations	6,739	(25,607)	(374,498)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	––	––	432
Proceeds from insurance claim	––	––	166,701
Purchase of fixed assets	––	––	(17,982)
Issuance of advances and notes receivable	––	––	(100)
Expenditures on construction in progress	––	––	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	––	––	32,891
Cash Flows from Financing Activities:
Bank Overdraft	184	––	184
Cash borrowings from related parties	50	36,500	498,341
Principal payments on related party debt	(6,979)	(828)	(197,242)
Cash contributions from former parent company	––	––	45,824
Distributions to owners	––	––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	(6,745)	35,672	341,607
Net Increase (Decrease) in Cash	(6)	10,065	––
Cash and cash equivalents-Beginning of period	6	85	––
Cash and cash equivalents-End of period	$––	$10,150	$––

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the six months ended March 31, 2012 and 2011 and

the period from October 7, 2005 (Inception) through March 31, 2012

(unaudited)

	Six months ended March 31,		October 7, 2005 (inception) to March 31,
	2012	2011	2012
SUPPLEMENTARY INFORMATION
Interest Paid	$4,140	$674	$18,189
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	$5,000
Equipment purchased by owners	$––	$––	$162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	––	––	210,025
Related party receivable exchanged for shareholder debt	––	102	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the period from October 7, 2005 (Inception) through March 31, 2012

(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders Deficit
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$––	$––
Fixed Assets contributed from owner	––	––	143,467	––	143,467
Net Loss	––	––	––	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	3,052	140,415	(14,828)	128,639
Distributions to owners	––	––	(5,500)	––	(5,500)
Equipment contributed from owners	––	––	10,971	––	10,971
Expenses paid by owners	––	––	17,799	––	17,799
Cash contributions from owners	––	––	13,500	––	13,500
Net Loss	––	––	––	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	3,052	177,185	(93,048)	87,189
Cash contributions from owners	––	––	32,324	––	32,324
Expenses paid by owners	––	––	718	––	718
Equipment contributed from owners	––	––	1,732	––	1,732
Debt Extinguished by Parent Company	––	––	205,500	––	205,500
Net Loss	––	––	––	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$(298,134)	$122,377
Expenses paid by owners	––	––	202	––	202
Credit card debt assumed by owners	––	––	4,525	––	4,525
Net Loss	––	––	––	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$(530,386)	$(105,148)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$(608,508)	$(182,870)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986	$(680,669)	$(254,631)
Expenses paid by owners	––	––	200	––	200
Net Loss	––	––	––	(21,899)	(21,899)
Balances - March 31, 2012	3,051,870	$3,052	$423,186	$(702,568)	$(276,330)

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

The Company’s business is the operation of a recording studio. The Company plans to generate revenue by providing the facility and related recording services. The Company leased two studio facilities located at 7648 Southland Boulevard, Orlando, Florida, Suite/Studio 104 and Suite/Studio 105.  On April 15, 2009, the Board of Directors decided to suspend operations with the intention of resuming at a different location at a future date.  The Company resumed operations on December 15, 2011 upon receipt of additional funding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. For the six months ended March 31, 2012, revenue totaling $22,000 has been recorded.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2012 and September 30, 2011, there were no cash equivalents.

Capitalized Production Costs

Capitalized production costs include capitalizable direct costs such as materials and labor as well as direct overhead expense necessary to produce a finished product. Capitalized production costs are expensed based on the ratio of the current period’s gross revenues to the remaining total gross revenue expected from the sale of a specific product.

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

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10).  ASC 820-10 relates to financial assets and financial liabilities.

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, and estimates of the costs to get the assets ready for sale, etc. At September 30 2009, the company recognized impairment on their Studio Equipment to adjust the carrying value down to the fair value of $21,550. There were no impairment indicators as of March 31, 2012.  No assets were re-valued at fair value on a recurring or non-recurring basis as of March 31, 2012.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2012 and  September 30, 2011, there were no current or deferred income tax expense or benefits.

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

Cash paid for income taxes for the six month periods ended March 31, 2012 and 2011, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through March 31, 2012.

As of March 31, 2012, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through March 31, 2012.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the six month periods ended March 31, 2012 and 2011, and from inception were $0, $0, and $4,440, respectively.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which introduces new disclosure requirements for companies in order to provide information to help reconcile differences in the offsetting requirements. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and must be shown for all periods presented on the balance sheet (i.e., applied retrospectively).  This ASU is not expected to have any material impact to our financial statements.

In May 2011, the FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The new standards retain the traditional fair value hierarchy already laid out in Topic 820 of FASB’s Accounting Standards Codification. The hierarchy identifies three levels of assets and liabilities, with the level of required disclosures essentially increasing as the associated valuations become less reliable: Level 1 assets and liabilities are valued according to a quoted price in an active market, generally without any adjustments; Level 2 assets and liabilities are valued based on “observable inputs” other than quoted active market prices, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and interest rates and yield curves; Level 3 assets and liabilities are valued based on “unobservable inputs,” such as a company’s own estimates and pricing models. These risky and illiquid assets and liabilities are subject to the most expansive disclosure requirements.  The new standards provide three critical clarifications of how to apply the existing FV measurement and disclosure requirements: 1. Highest and best use. FV assumes that an asset is put to its “highest and best use.” 2. Instruments classified in shareholders’ equity. A company might classify certain instruments — such as equity instruments issued as part of a merger or acquisition — in its shareholders’ equity. 3. Disclosures about FV measurements. The new standards make clear that a company must disclose quantitative information about the unobservable inputs used in FV measurements of Level 3 items. Companies will be required to disclose how they measure the value of assets that are difficult to value because they can’t easily be sold in active markets. This could require the disclosure of information like the average weighted cost of capital, as well as a description of how the value could change if an unobservable input changes.  Companies must prospectively apply the standards set forth in ASU 2011-04. The standards take effect for public companies during the interim and annual periods beginning after Dec. 15, 2011.  This ASU is not expected to have any material impact to our financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $702,568 and has a working capital deficit of $281,303 at March 31, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

NOTE 4 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008 and were discontinued on April 15, 2009. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company resumed operations on December 15, 2011 upon the receipt of additional funding, but are still considered in the development stage. Transactions with shareholders and other related parties are described in other notes to these financial statements.

NOTE 5 – CUSTOMER DEPOSITS

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount is $35,000, and estimated costs on the contract are $2,000.  Talent on the recording will be compensated as a percentage of sales.  As of March 31, 2012 and September 30, 2011, the company held $11,445 and $0, respectively, in customer deposits for the music production contract. The production of the music started in January 2012, and will end in June of the same year.  Revenue of $21,000 on the completion of a portion of the contract has been recognized and as of March 31, 2012 and September 30, 2011, the deposit represents a liability to the company since revenue will not be recognized on this unfinished portion of the contract until it is completed.

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

At March 31, 2012 and September 30, 2011, interest in the amounts of $46,719 and $41,752, respectively, is accrued on these notes. Interest expense for the six months ended March 31, 2012 and 2011, and from inception was $9,107, $7,016 and $73,213, respectively.

Short-term debt as of March 31, 2012 and September 30, 2011 consisted of the following demand notes:

	March 31, 2012	Sept. 30, 2011
Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes were $21,749 and $21,700, respectively and of the 8% notes were $18,967 and $21,500, respectively.	$40,716	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes were $11,500 and $11,500, respectively and of the 8% notes were $7,478 and $11,923, respectively.	18,978	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes were $24,150 and $24,150, respectively and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes were $41,500 and $41,500, respectively and of the 6% notes were $6,000 and $6,000, respectively.	47,500	47,500
	$152,110	$159,039

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

For the six month periods ending March 31, 2012 and 2011, and for the period from inception through March 31, 2012, the Company has recognized forgiveness of debt in other income in the amounts of $0, $0 and $15,418, respectively.

NOTE 7 – CAPITAL STOCK

On July 1, 2008, Skreem Studios, LLC was spun off from its then Parent Company Skreem Records Corporation (now called Insight Management, Inc.). Subsequent to the spin off, the limited liability company incorporated and became Skreem Studios, Inc. All shareholders of the Parent Company as of July 1, 2008 received one share in the newly formed Skreem Studios, Inc. These shares were treated as founders shares by the Company with an increase to common stock and the offset to additional paid in capital. This was the only stock transaction by the Company from inception through March 31, 2012.

The Company has 100,000,000 shares of $0.001 par value stock authorized.  At March 31, 2012, there were 3,051,870 shares outstanding.  Ownership by significant parties, officers and employees of the Company are as follows:

Name of beneficial owner	Number of shares	% of Ownership
Jeffrey Martin	2,228,500	73
Justin Martin, Vice President	300,000	10
Karen Aalders, Secretary/Treasurer	183,000	6
Thomas Tedrow	110,000	4
Charles Camorata, President	20,000	1
Other shareholders	210,370	6

NOTE 8 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company have been provided by and paid or accrued to the principal shareholder or entities controlled by him, see Note 6.

The facility at which the equipment held is stored is owned by an entity controlled by the principal shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $200, $200, and $1,202 for the six months ended March 31, 2012 and 2011 and from inception to March 31, 2012, respectively.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In October 2009, the Company leased studio facilities at 275 North Bayshore Drive, Ocoee, Florida 34761.  The lease was renegotiated on May 21, 2010 which permitted the Company to use the facilities at a rate of $50 per hour without any minimum use requirements.  The facility was not used between October 2009 and December 31, 2010.  On February 2, 2011, the lease was renegotiated and an extension of the rate and the term to December 31, 2012 was made.

NOTE 10 – EQUIPMENT

Property and equipment at March 31, 2012 and September 30, 2011 consisted entirely of $4,973 and $7,736 of recording studio equipment.  The equipment was being stored and was not in service.

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

On August 10, 2008, the Company suffered a break-in and substantial equipment was stolen. The Company also incurred damage to its leased facility. The Company filed an insurance claim on the incident, receiving proceeds in the amount of $166,701 and recognizing an extraordinary loss of $19,376 for the year ended September 30, 2008.  An extraordinary gain in the amount of $32,813 was recognized in the twelve months ended September 30, 2009 for additional claims granted.  (See Note 13).

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

NOTE 12 – LOSS ON IMPAIRMENT OF FIXED ASSETS

The Company recognized a loss on the impairment of assets in the amount of $0 and $0 in the six months ended March 31, 2012 and 2011, respectively, and of $86,850 from inception through March 31, 2012.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the report date.  No material events came to our attention from the report date to the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to March 31, 2012. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

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

On April 1, 2007, the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) and commenced business operations.  In June 2008, the majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record as of July 1, 2008, received one share of Skreem Studios, Inc. for each share owned of Insight Management Corporation. Insight Management Corporation, as of July 1, 2008, is no longer related to the Company. On August 2, 2010, the Company changed its name to Mainstream Entertainment, Inc.

On August 10, 2008, we suffered a break-in and substantial equipment was stolen.  Our insurance paid $166,701 for our loss.

We are a development stage company, which leases a recording studio equipped to provide all of the services necessary for recording and editing finished audio products.  Our finished audio products will be compact disks and digital music files. We anticipate that we will publish hard copies of music on compact disks which we will produce.  Our manufacturing process will entail recording music onto compact disks and other forms of digital media. We intend to offer these products for sale through traditional music distribution channels.  The Studio, known locally as Gettings Studio, is located at 275 North Bayshore Dr., Ocoee, Florida 34761. It provides four recording studios, a “live” recording space that measures over 650 square feet, large enough for a 25-piece orchestra. It also has a client lounge, a conference room, wet bar, and shower accommodations.

We also act as a producer.  Our role as a producer includes identifying and contracting with musical groups and individual artists to promote their talent.  This involves student coaching and guiding musicians, conducting recording sessions, overseeing the mixing and mastering process, and planning and directing the promotion and sale of the work product. Revenue will be initiated through prior industry contacts of the officers, internet advertising via a Company web page (which is not currently in place), direct contact and traditional print marketing. The Company cannot guarantee that any revenues will be generated.  The Company and its predecessors have been unprofitable since 2005. To date, all revenues have been generated from a company located in France named NRJ Co., (“NRJ”).  The Company related revenues were paid for music group “3rdWish”, a music group whom Justin Martin, our Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder.

Our monthly “burn rate” consists of professional fees (which include legal and accounting fees) of approximately $2,800 and interest expense of approximately $1,100, for a total of $3,900 in monthly expenses.  The Company is dependent upon loans made by the Company’s majority shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below).  The Company is completely dependent on Jeff Martin for its present and future funding (other than the limited revenue it has generated to date).  Mr. Martin is not obligated to fund the Company and the Company cannot provide any assurance that Mr. Martin’s funding will continue in the future.  The cash available to the Company at March 31, 2012 is not sufficient to cover any of the average monthly expenditures before requiring additional capital.  As of May 1, 2012, we had approximately $65 of cash available for operations.

We had a net loss of $2,362 for the three months ended March 31, 2012, compared to a net loss of $28,733 for the three months ended March 31, 2011, a decrease in net loss of $26,371 or 91% from the prior period.  We had a net loss of $21,899 for the six months ended March 31, 2012, compared to a net loss of $42,568 for the six months ended March 31, 2011, a decrease in net loss of $20,669 or 48% from the prior period. The Company had a deficit accumulated during the development stage of $702,568 and a working capital deficit of $281,303 as of March 31, 2012.  For the year ending, September 30, 2011, we had a net loss of $72,161 and as of September 30, 2011, we had a working capital deficit of $262,367 and a deficit accumulated during the development state of $680,669.  Our independent certifying accountant has expressed doubt about our ability to continue as a "going concern".

In May 2011, the Company launched its first song titled “Mom’s Song” which is being offered for sale on iTunes.  The song may be heard on YouTube and iTunes.  The song was written and performed by Justin Martin.

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $19,500 in connection with this understanding prior to December 31, 2011 and $12,945 during the three months ended March 31, 2012.  A final payment of $2,555 is due by July 31, 2012.  The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The start of production of the CD began in the first calendar quarter of 2012 and will be completed by the end of the second calendar quarter of 2012.

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

Distribution

The Company plans to distribute the artists’ products through internet sales, live performances, and in store product.  In store product will be considered when internet and live performance demands show that production of CD and/or DVD product may be profitable.  The Company will pursue licensing and sales agreements with third party distributors for overseas distribution and sales. Distribution costs will be borne by the individual agreements that we may sign with foreign companies.

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

Results of Operations and Operating Expenses:

The Three Months Ended March 31, 2012 Compared To The Three Months Ended March 31, 2011

We generated revenues of $21,000 for the three months ended March 31, 2012, compared to no revenues for the three months ended March 31, 2011.  Revenues for the three months ended March 31, 2012 were due to the Barton Funeral Services contract.

We had $17,929 of total operating expenses for the three months ended March 31, 2012, compared to $25,100 for the three months ended March 31, 2011, a decrease in total operating expenses of $7,171 or 28% from the prior period.  The decrease in operating expenses was due to a $7,171 or 28% decrease in general and administrative expenses to $16,548 for the three months ended March 31, 2012, compared to $23,719 for the three months ended March 31, 2011.   The decrease in general and administrative expenses was mainly due to decreased accounting, auditing and legal fees. We had a depreciation expense of $1,381 for both the three months ended March 31, 2012 and 2011, as there was no change in our depreciable asset base.

We had total other expenses of $4,593 for the three months ended March 31, 2012, compared to $3,634 for the three months ended March 31, 2011, an increase in other expenses of $959 or 26% from the prior period, which was solely due to interest accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below).  Interest expense increased due to increased borrowing from Mr. Martin.

We had a net loss of $2,362 for the three months ended March 31, 2012, compared to a net loss of $28,734 for the three months ended March 31, 2011, a decrease in net loss of $26,372 or 91% from the prior period.

The Six Months Ended March 31, 2012 Compared To The Six Months Ended March 31, 2011

We generated revenues of $22,000 for the six months ended March 31, 2012, compared to no revenues for the six months ended March 31, 2011.  Revenues for the six months ended March 31, 2012 were due to the Barton Funeral Services contract.

Cost of revenues was $840 for the six months ended March 31, 2012, compared to no cost of revenues for the three months ended March 31, 2011, due to the fact that we did not generate any revenues during such period.

We had $33,952 of total operating expenses for the six months ended March 31, 2012, compared to $35,552 for the six months ended March 31, 2011, a decrease in total operating expenses of $1,600 or 4% from the prior period.  The decrease in operating expenses was due to a $1,600 or 4% decrease in general and administrative expenses to $31,189 for the six months ended March 31, 2012, compared to $32,789 for the six months ended March 31, 2011.   The decrease in general and administrative expenses was mainly due to decreased accounting, auditing and legal fees. We had a depreciation expense of $2,963 for both the six months ended March 31, 2012 and 2011, as there was no change in our depreciable asset base.

We had total other expenses of $9,107 for the six months ended March 31, 2012, compared to $7,016 for the six months ended March 31, 2011, an increase in other expenses of $2,091 or 29% from the prior period, which was solely due to interest accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below).  Interest expense increased due to increased borrowing from Mr. Martin.

We had a net loss of $21,899 for the six months ended March 31, 2012, compared to a net loss of $42,568 for the six months ended March 31, 2011, a decrease in net loss of $20,669 or 48% from the prior period.

Liquidity and Capital Resources

As of March 31, 2012 the Company had $621 of total current assets consisting of $0 of cash, $560 of capitalized production costs, and $61 of prepaid expenses.

As of the date of this filing, the Company has approximately $65 available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources (other than through the Barton Funeral Services, Inc. agreement described below).

The Company had total assets of $5,594 as of March 31, 2012, which included $621 of current assets and $4,973 of long-term assets consisting of equipment, net of depreciation.

The Company had total current liabilities consisting solely of current liabilities of $281,924 as of March 31, 2012, which included $71,650 of accounts payable and accrued liabilities, $46,719 of accrued interest – related party, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder, as described below, $11,445 of deposit for contract, relating to the contract with Barton Funeral Services, Inc., as described below, and $152,110 of related party notes payable to Mr. Martin.

The Company had a deficit accumulated during the development stage of $702,568 and a working capital deficit of $281,303 as of March 31, 2012.

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

The Company had $6,739 of net cash provided by operations for the six months ended March 31, 2012, which was mainly due to $11,445 of customer deposits and $14,790 of increase in accounts payable and accrued expenses offset by $21,899 of net loss.

The Company had $6,745 of net cash used in financing activities for the six months ended March 31, 2012, which was mainly due to payments on related party debt.

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

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $19,500 in connection with this understanding prior to December 31, 2011 and $12,945 during the three months ended March 31, 2012.  A final payment of $2,555 is due by July 31, 2012.  The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The start of production of the CD began in the first calendar quarter of 2012 and will be completed by the end of the second calendar quarter of 2012.

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

At March 31, 2012 and September 30, 2011, interest in the amounts of $46,719 and $41,752, respectively, is accrued on the notes due and payable to Mr. Martin. Interest expense for the six months ended March 31, 2012 and 2011, and from inception was $9,107, $7,016 and $73,213 respectively.

	March 31, 2012	September 30, 2011
Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes was $21,749 and $21,700 and of the 8% notes was $18,967 and $21,500, respectively.	$40,716	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes was $11,500 and $11,500 and of the 8% notes was $7,478 and $11,923, respectively.	18,978	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5% and 6% per annum. At March 31, 2012 and September 30, 2010, the principal balance of the 5% notes were $24,150 and $24,150, respectively, and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with stated interest rates of 5% and 6% per annum. At March 31, 2012 and September 30, 2011, the principal balance of the 5% notes was $41,500 and $41,500 and of the 6% notes was $6,000 and $6,000, respectively.	47,500	47,500
	$152,110	$159,039

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On June 30, 2011, a note payable was forgiven and is no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the three month periods ending March 31, 2012 and 2011, and for the period from inception through March 31, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $15,418, respectively.

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

Mine Safety Disclosures

Not applicable.

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

(3) Filed as an exhibit to our Form 10-Q Quarterly Report, filed with the Securities and Exchange Commission on February 13, 2012 and incorporated herein by reference.

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

MAINSTREAM ENTERTAINMENT, INC.

Date: May 15, 2012	By: /s/ Charles Camorata Charles Camorata Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 15, 2012	By: /s/ Karen Aalders Karen Aalders Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)