Form 10-Q
period 2012-06-30
Mainstream Entertainment, Inc.
filed 2012-08-08
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54602

MAINSTREAM ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

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

Yes      . No   X  .

At August 1, 2012, there were 3,051,870 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Consolidated Financial Statements

Balance Sheets (Unaudited)

Statements of Operations (unaudited)

Statements of Cash Flows (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings

Item 1A:	Risk Factors

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mainstream Entertainment, Inc.

(A Development Stage Company)

Balance Sheets

As of June 30, 2012 and September 30, 2011

(Unaudited)

	June 30, 2012	September 30, 2011
ASSETS:
Current assets:
Cash	$105	$6
Accounts receivable	2,555	-
Prepaid expense	61	61
Total current assets	2,721	67

Equipment, net of accumulated depreciation of $17,958 and $13,814 respectively	3,592	7,736

TOTAL ASSETS	$6,313	$7,803

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$73,680	$61,643
Accrued interest – related party	49,579	41,752
Notes payable – related party	160,310	159,039
Total Current Liabilities	283,569	262,434

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 3,051,870 shares issued and outstanding	3,052	3,052
Additional paid in capital	423,286	422,986
Deficit accumulated during the development stage	(703,594)	(680,669)
Total stockholders' deficit	(277,256)	(254,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,313	$7,803

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the three and nine months ended June 30, 2012 and 2011, and the period from October 7, 2005 (Inception) through June 30, 2012

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		October 7, 2005 (Inception) Through June 30,
	2012	2011	2012	2011	2012
Revenue:	$14,000	$-	$36,000	$-	$36,471

Cost of Revenue	560	-	1,400	-	1,400

Gross Profit	13,440	-	34,600	-	35,071

Expenses: Operating expenses
General and administrative expenses	8,533	6,044	39,723	38,834	512,323
Depreciation expense	1,381	1,381	4,144	4,144	89,984
Impairment of fixed assets	-	-	-	-	86,850
Total operating expenses	9,914	7,425	43,867	42,978	689,157
Other Income (Expense):
Forgiveness of debt	-	1,215	-	1,215	15,418
Interest income	-	-	-	-	2
Interest expense	(4,551)	(3,970)	(13,658)	(10,986)	(77,765)
Penalties	-	-	-	-	(600)
Total other income (expense)	(4,551	(2,755)	(13,658)	(9,771)	(62,945)
Net loss before extraordinary item	(1,025)	(10,180)	(22,925)	(52,749)	(717,031)
Extraordinary item	-	-	-	-	13,437

Net Loss	$(1,025)	$(10,180)	$(22,925)	$(52,749)	$(703,594)

Net Loss before per Common Share - Basic and Diluted	$(.00)	$(.00)	$(.01)	$(.02)

Per Share Information:
Weighted Average Number of Common Stock Shares Outstanding - Basic and Diluted
	3,051,870	3,051,870	3,051,870	3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the nine months ended June 30, 2012 and 2011 and

the period from October 7, 2005 (Inception) through June 30, 2012

(Unaudited)

	Nine months ended June 30,		October 7, 2005 (inception) to June 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(22,925)	$(52,749)	$(703,594)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,144	4,144	89,984
Imputed rent	300	300	1,302
Loss on equipment	-	-	33,018
Forgiveness of accrued rent	-	-	(13,662)
Forgiveness of debt by third party	-	(1,215)	(1,756)
Extraordinary gain on insurance claim	-	-	(13,437)
Impairment of fixed assets	-	-	86,850
Bad Debt	-	-	54
Changes in:
Accounts receivable	-	-	(54)
Deposit	-	-	(6,000)
Prepaid expenses & other current assets	(2,555)	-	(2,619)
Accounts payable & accrued expense	19,864	13,829	147,505
Net Cash Flows Provided by (Used in) Operations	(1,172)	(35,691)	(382,409)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	-	-	432
Proceeds from insurance claim	-	-	166,701
Purchase of fixed assets	-	-	(17,982)
Issuance of advances and notes receivable	-	-	(100)
Expenditures on construction in progress	-	-	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	-	-	32,891
Cash Flows from Financing Activities:
Cash borrowings from related parties	8,250	36,500	506,541
Principal payments on related party debt	(6,979)	(828)	(197,242)
Cash contributions from former parent company	-	-	45,824
Distributions to owners	-	-	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	1,271	35,672	349,623
Net Increase (Decrease) in Cash	99	(19)	105
Cash and cash equivalents-Beginning of period	6	85	-
Cash and cash equivalents-End of period	$105	$66	$105

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the nine months ended June 30, 2012 and 2011 and

the period from October 7, 2005 (Inception) through June 30, 2012

	Nine months ended June 30,		October 7, 2005 (inception) to June 30,
	2012	2011	2012

SUPPLEMENTARY INFORMATION
Interest Paid	$9,083	$9,900	$18,189
Income Taxes Paid	$-	$-	$-

Non-cash transactions
Sale of fixed assets paid directly to note holder	$-	$-	$5,000
Equipment purchased by owners	$-	-	162,998
Equipment purchased for notes payable	-	-	75,000
Issuance of shares from spin off from parent company	-	-	3,052
Debt extinguished for equity	-	-	210,025
Related party receivable exchanged for shareholder debt	-	102	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the period from October 7, 2005 (Inception) through June 30, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders Deficit
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$-	$-
Fixed Assets contributed from owner	-	-	143,467	-	143,467
Net Loss	-	-	-	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	3,052	140,415	(14,828)	128,639
Distributions to owners	-	-	(5,500)	-	(5,500)
Equipment contributed from owners	-	-	10,971	-	10,971
Expenses paid by owners	-	-	17,799	-	17,799
Cash contributions from owners	-	-	13,500	-	13,500
Net Loss	-	-	-	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	3,052	177,185	(93,048)	87,189
Cash contributions from owners	-	-	32,324	-	32,324
Expenses paid by owners	-	-	718	-	718
Equipment contributed from owners	-	-	1,732	-	1,732
Debt Extinguished by Parent Company	-	-	205,500	-	205,500
Net Loss	-	-	-	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$(298,134)	$122,377
Expenses paid by owners	-	-	202	-	202
Credit card debt assumed by owners	-	-	4,525	-	4,525
Net Loss	-	-	-	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$(530,386)	$(105,148)
Expenses paid by owners	-	-	400	-	400
Net Loss	-	-	-	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$(608,508)	$(182,870)
Expenses paid by owners	-	-	400	-	400
Net Loss	-	-	-	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986	$(680,669)	$(254,631)
Expenses paid by owners	-	-	300	-	300
Net Loss	-	-	-	(22,925)	(22,925)
Balances - June 30, 2012	3,051,870	$3,052	$423,286	$(703,594)	$(277,256)

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

Mainstream Entertainment, Inc. (f/k/a Skreem Studios, Inc and Skreem Studios LLC)(the “Company”) was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison. The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses. On April 1, 2007 , the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) under the purchase method and commenced business operations.

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

The Company’s business is the operation of a recording studio. The Company plans to generate revenue by providing the facility and related recording services. The Company leased two studio facilities located at 7648 Southland Boulevard, Orlando, Florida, Suite/Studio 104 and Suite/Studio 105.  On April 15, 2009 the Board of Directors decided to suspend operations with the intention of resuming at a different location at a future date. The Company resumed operations on December 15, 2011 , upon receipt of additional funding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of June 30, 2012, no significant revenue has been recorded.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2012 and September 30, 2011, there were no cash equivalents.

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, and estimates of the costs to get the assets ready for sale, etc. At September 30 2009, the company recognized impairment on their Studio Equipment to adjust the carrying value down to the fair value of $21,550. There were no impairment indicators as of June 30, 2012.  No assets were re-valued at fair value on a recurring or non-recurring basis as of June 30, 2012.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2012 and  September 30, 2011, there were no current or deferred income tax expense or benefits.

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

Cash paid for income taxes for the nine month periods ended June 30, 2012 and 2011, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through June 30, 2012.

As of June 30, 2012, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through June 30, 2012.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the nine month periods ended June 30, 2012 and 2011, and from inception were $0, $0, and $4,440, respectively.

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

In May 2011, the FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The new standards retain the traditional fair value hierarchy already laid out in Topic 820 of FASB’s Accounting Standards Codification. The hierarchy identifies three levels of assets and liabilities, with the level of required disclosures essentially increasing as the associated valuations become less reliable: Level 1 assets and liabilities are valued according to a quoted price in an active market, generally without any adjustments; Level 2 assets and liabilities are valued based on “observable inputs” other than quoted active market prices, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and interest rates and yield curves; Level 3 assets and liabilities are valued based on “unobservable inputs,” such as a company’s own estimates and pricing models. These risky and illiquid assets and liabilities are subject to the most expansive disclosure requirements.  The new standards provide three critical clarifications of how to apply the existing FV measurement and disclosure requirements: 1. Highest and best use. FV assumes that an asset is put to its “highest and best use.” 2. Instruments classified in shareholders’ equity. A company might classify certain instruments — such as equity instruments issued as part of a merger or acquisition — in its shareholders’ equity. 3. Disclosures about FV measurements. The new standards make clear that a company must disclose quantitative information about the unobservable inputs used in FV measurements of Level 3 items. Companies will be required to disclose how they measure the value of assets that are difficult to value because they can’t easily be sold in active markets. This could require the disclosure of information like the average weighted cost of capital, as well as a description of how the value could change if an unobservable input changes.  Companies must prospectively apply the standards set forth in ASU 2011-04. The standards take effect for public companies during the interim and annual periods beginning after December 15, 2011.  This ASU did not have any material impact to our financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $703,594 and has a working capital deficit of $280,848 at June 30, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

NOTE 4 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008 and were discontinued on April 15, 2009. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company resumed operations on December 15, 2011 , upon the receipt of additional funding, but is still considered in the development stage. Transactions with shareholders and other related parties are described in other notes to these financial statements.

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

At June 30, 2012 and September 30, 2011, interest in the amounts of $49,579 and $41,752, respectively, is accrued on these notes. Interest expense for the nine months ended June 30, 2012 and 2011 , and from inception was $13,658, $10,986 and $77,765 , respectively.

Short-term debt as of June 30, 2012 and September 30, 2011 consisted of the following demand notes:

	June 30, 2012	Sept. 30, 2011

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $21,749 and $21,700, respectively and of the 8% notes were $18,967 and $21,500 , respectively ..	$40,716	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $19,700 and $11,500, respectively and of the 8% notes were $7,478 and $ 11,923, respectively ..	27,178	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $24,150 and $24,150, respectively and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $41,500 and $41,500, respectively and of the 6% notes were $6,000 and $6,000, respectively.	47,500	47,500

	$160,310	$159,039

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

For the nine month periods ending June 30, 2012 and 2011, and for the period from inception through June 30, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $15,193, respectively.

NOTE 6 – CAPITAL STOCK

On July 1, 2008, Skreem Studios, LLC was spun off from its then Parent Company Skreem Records Corporation (now called Insight Management, Inc.). Subsequent to the spin off, the limited liability company incorporated and became Skreem Studios, Inc. All shareholders of the Parent Company as of July 1, 2008 received one share in the newly formed Skreem Studios, Inc. These shares were treated as founders shares by the Company with an increase to common stock and the offset to additional paid in capital. This was the only stock transaction by the Company from inception through June 30, 2012.

The Company has 100,000,000 shares of $0.001 par value stock authorized.  At June 30, 2012, there were 3,051,870 shares outstanding.  Ownership by significant parties, officers and employees of the Company are as follows:

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

The facility at which the equipment held is stored is owned by an entity controlled by the principal shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $300, $300, and $1,302 for the nine months ended June 30, 2012 and 2011 and from inception to June 30, 2012, respectively.

On April 2010, the Company loaned Sexy Fishing Lures, Inc., a related entity, $100.  On October 1, 2010, the outstanding loan from Sexy Fishing Lures, Inc .. and accrued interest receivable of $2 was forgiven in exchange for relief on $102 of debt owed to Jeffrey Martin.

As of January 1, 2011, the demand note from a business owned and controlled by the principal shareholder was assumed by Jeffrey Martin.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In October 2009, the Company leased studio facilities at 275 North Bayshore Drive, Ocoee, Florida 34761.  The lease was renegotiated on May 21, 2010 which permitted the Company to use the facilities at a rate of $50 per hour without any minimum use requirements.  The facility was not used between October 2009 and December 31, 2010.  On February 2, 2011, the lease was renegotiated and the term was extended until December 31, 2012.

NOTE 9 – EQUIPMENT

Property and equipment at June 30, 2012 and September 30, 2011 consisted entirely of $3,592 and $7,736 of recording studio equipment.  The equipment was being stored and was not in service.

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

NOTE 11 – INCOME TAXES

The Company has federal and state net operating loss carry forwards of $515,009 and $515,009, respectively, which expire in various years ending September 30, as indicated below:

	Federal	Florida
2013	$-	$101,262
2014	-	250,251
2015	-	73,457
2016	-	70,857
2017	-	20,161
2023	101,262	-
2024	250,251	-
2025	73,457	-
2025	70,857	-
2026	20,161	-
Total	$515,988	$515,988

A full valuation allowance has been taken on the deferred tax assets based on the Company’s determination that they are unlikely to pay income taxes in the future.

NOTE 12 – EXTRAORDINARY GAIN

The Company recognized extraordinary income during the year ended September 30, 2009 related to studio equipment that was burglarized on August 10, 2008. The extraordinary gain of $32,813 was considered extraordinary due to its unusual and infrequent nature.  The Company recognized a related extraordinary loss of $19,376 for the year ended September 30, 2008 for prior insurance claims approved.  The net extraordinary gain related to these insurance claims of $13,437 is equal to the proceeds received from the Company’s insurance claim less the book value of the assets stolen.  The insurance proceeds that were collected were netted against the loss in the manner above in accordance with FASB interpretation.

NOTE 13 – LOSS ON IMPAIRMENT OF FIXED ASSETS

The Company recognized a loss on the impairment of assets in the amount of $0 and $0 in the nine months ended June 30, 2012 and 2011, respectively, and of $86,850 from inception through June 30, 2012.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the report date.  In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company in a tax free exchange whereby the owners of First Power & Light, LLC will receive 50,000,000 shares of Mainstream Entertainment, Inc., the company common stock.  The target date for the completion of the transaction is September 20, 2012 and under the terms of the agreement the surviving entity will change its name to First Power and Light, Inc.

No other material events came to our attention from the report date to the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to June 30, 2012. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

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

Our monthly “burn rate” consists of professional fees (which include legal and accounting fees) of approximately $2,800 and interest expense of approximately $1,100, for a total of $3,900 in monthly expenses.  The Company is dependent upon loans made by the Company’s majority shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below).  The Company is completely dependent on Jeff Martin for its present and future funding (other than the limited revenue it has generated to date).  Mr. Martin is not obligated to fund the Company and the Company cannot provide any assurance that Mr. Martin’s funding will continue in the future.  The cash available to the Company at June 30, 2012 is not sufficient to cover any of the average monthly expenditures before requiring additional capital.  As of August 1, 2012, we had approximately $13,029.31of cash available for operations.

We had a net loss of $1,025 for the three months ended June 30, 2012, compared to a net loss of $10,180 for the three months ended June 30, 2011, a decrease in net loss of $9,155 or 89.9% from the prior period.  We had a net loss of $22,925 for the nine months ended June 30, 2012, compared to a net loss of $52,749 for the nine months ended June 30, 2011, a decrease in net loss of $29,824 or 56.5% from the prior period. The Company had a deficit accumulated during the development stage of $703,594 and a working capital deficit of $280,848 as of June 30, 2012. For the year ending, September 30, 2011, we had a net loss of $72,161 and as of September 30, 2011, we had a working capital deficit of $262,367 and a deficit accumulated during the development sta g e of $680,669.  Our independent certifying accountant has expressed doubt about our ability to continue as a "going concern".

In May 2011, the Company launched its first song titled “Mom’s Song” which is being offered for sale on iTunes.  The song may be heard on YouTube and iTunes.  The song was written and performed by Justin Martin.

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $19,500 in connection with this understanding prior to December 31, 2011 and $15,500 during the six months ended June 30, 2012.   The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The start of production of the CD began in the first calendar quarter of 2012 and will be completed by the end of the second calendar quarter of 2012.

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company (“First Power”) in a tax free exchange whereby the owners of First Power will receive 50,000,000 shares of the Company’s common stock.  The target date for the completion of the transaction is August 1, 2012 and under the terms of the agreement the surviving entity will change its name to First Power and Light, Inc.

PLAN OF OPERATIONS

In the event the transactions contemplated by the letter of intent with First Power (as described above) are not consummated, the Company plans to focus on the contracting of music writers, artists, and producers with the intent of providing a professional recording and producing environment for them to create their material, then promoting their material through industry proven means including but not limited to, social media, websites, product placement, live performances and radio airplay. This promotion is for the purpose of creating a demand for the artists and their products thus positioning the Company to enter into contracts with larger well-established companies for further promotion of the artists. The process for finding and signing artists is multifaceted including, but not limited to, internet searches, contests, live scouting, and affiliations with other industry professionals globally.

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

In the event the transaction with First Power closes (as described above) the Company’s operations will likely change to those of First Power, which will be described in greater detail in a Form 8-K filing at such time, if ever, as the transactions contemplated by the letter of intent are consummated.

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

Results of Operations and Operating Expenses:

The Three Months Ended June 30, 2012 Compared To The Three Months Ended June 30, 2011

We generated revenues of $14,000 for the three months ended June 30, 2012, compared to no revenues for the three months ended June 30, 2011.  Revenues for the three months ended June 30, 2012 were due to the Barton Funeral Services contract described above.

We had $560 of cost of revenue for the three months ended June 30, 2012, compared to no cost of revenue for the three months ended June 30, 2011.  Cost of revenue was attributable to our revenues for the three months ended June 30, 2012.  We had no cost of revenues for the three months ended June 30, 2011 as we had no revenues during that period.

We had $9,914 of total operating expenses for the three months ended June 30, 2012, compared to $7,425 for the three months ended June 30, 2011, an increase in total operating expenses of $2,489 or 33.5% from the prior period.  The increase in operating expenses was due to a $2,489 or 41.2% increase in general and administrative expenses to $8,533 for the three months ended June 30, 2012, compared to $6,044 for the three months ended June 30, 2011.   The increase in general and administrative expenses was mainly due to increased accounting, auditing and legal fees. We had depreciation expense of $1,381 for both the three months ended June 30, 2012 and 2011, as there was no change in our depreciable asset base.

We had total other expenses of $4,551 for the three months ended June 30, 2012, compared to $2,755 for the three months ended June 30, 2011, an increase in other expenses of $1,796 or 65.2% from the prior period, which was mainly due to $4,551 and $3,970, respectively, of interest accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below).  Interest expense increased due to increased borrowing from Mr. Martin.  We also had forgiveness of debt income of $1,215 for the three months ended June 30, 2011, compared to no forgiveness of debt for the three months ended June 30, 2012, which was in connection with the forgiveness of amounts due under a previously outstanding promissory note.

We had a net loss of $1,025 for the three months ended June 30, 2012, compared to a net loss of $10,180 for the three months ended June 30, 2011, a decrease in net loss of $9,155 or 89.9% from the prior period, which was mainly due to the $14,000 of revenue generated during the three months ended June 30, 2012, compared to no revenue being generated during the three months ended June 30, 2011.

The Nine Months Ended June 30, 2012 Compared To The Nine Months Ended June 30, 2011

We generated revenues of $36,000 for the nine months ended June 30, 2012, compared to no revenues for the nine months ended June 30, 2011.  Revenues for the nine months ended June 30, 2012 were due to the Barton Funeral Services contract for $35,000 and $1,000 from licensing a song from our library called “Reprezent Yo Hood.”

Cost of revenues was $1,400 for the nine months ended June 30, 2012, compared to no cost of revenues for the three months ended June 30, 2011, due to the fact that we did not generate any revenues during such period.

We had $43,867 of total operating expenses for the nine months ended June 30, 2012, compared to $42,978 for the nine months ended June 30, 2011, an increase in total operating expenses of $889 or 2.1% from the prior period.  The increase in operating expenses was due to an $889 or 2.3% increase in general and administrative expenses to $39,723 for the nine months ended June 30, 2012, compared to $38,834 for the nine months ended June 30, 2011.   The increase in general and administrative expenses was mainly due to decreased accounting, auditing and legal fees. We had a depreciation expense of $4,144 for both the nine months ended June 30, 2012 and 2011, as there was no change in our depreciable asset base.

We had total other expenses of $13,658 for the nine months ended June 30, 2012, compared to $9,771 for the nine months ended June 30, 2011, an increase in other expenses of $3,887 or 39.8% from the prior period, which was mainly due to $13,658 and $10,986, respectively, of interest accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below).  Interest expense increased due to increased borrowing from Mr. Martin.  We also had forgiveness of debt income of $1,215 for the nine months ended June 30, 2011, compared to no forgiveness of debt for the nine months ended June 30, 2012, which was in connection with the forgiveness of amounts due under a previously outstanding promissory note.

We had a net loss of $22,925 for the nine months ended June 30, 2012, compared to a net loss of $52,749 for the nine months ended June 30, 2011, a decrease in net loss of $29,824 or 56.5% from the prior period.

Liquidity and Capital Resources

As of June 30, 2012 the Company had $2,721 of total current assets consisting of $105 of cash, $2,555 of accounts receivable and $61 of prepaid expenses.

As of the date of this filing, the Company has approximately $537.00available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources; provided that the Company has entered into the letter of intent, described above, which if consummated will change the business focus of the Company (see also “Risk Factors” below).

The Company had total assets of $6,313 as of June 30, 2012, which included $2,721 of current assets and $3,592 of long-term assets consisting of equipment, net of depreciation.

The Company had total current liabilities consisting solely of current liabilities of $283,569 as of June 30, 2012, which included $73,680 of accounts payable and accrued liabilities, $49,579 of accrued interest – related party, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder, as described below, and $160,310 of related party notes payable to Mr. Martin.

The Company had a deficit accumulated during the development stage of $703,594 and a working capital deficit of $280,848 as of June 30, 2012.

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

The Company had $1,172 of net cash used in operations for the nine months ended June 30, 2012, which was mainly due to $22,925 of net loss offset by $19,864 of increase in accounts payable and accrued expenses.

The Company had $1,271 of net cash provided by financing activities for the nine months ended June 30, 2012, which was mainly due to $8,250 of borrowings from related parties offset by $6, 9 79 of payments on related party debt.

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

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $35,000.  The Company received $19,500 in connection with this understanding prior to December 31, 2011 and $15,500 during the six months ended June 30, 2012.   The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The start of production of the CD began in the first calendar quarter of 2012 and will be completed by the end of the second calendar quarter of 2012.

We have budgeted the need for approximately $50,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our business plan which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for the remainder of fiscal 2012 or 2013, we will be restricted in the implementation of our business plan.

We have also entered into a letter of intent with First Power (described above), pursuant to which we are subject to certain risks and uncertainties (see also “Risk Factors” below).

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

At June 30, 2012 and September 30, 2011, interest in the amounts of $49,578 and $41,752, respectively, is accrued on the notes due and payable to Mr. Martin. Interest expense for the nine months ended June 30, 2012 and 2011, and from inception was $13,658, $10,986 and $77,765 , respectively.

Short-term debt as of June 30, 2012 and September 30, 2011 consisted of the following demand notes:

	June 30, 2012	Sept. 30, 2011

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $21,749 and $21,700, respectively and of the 8% notes were $18,967 and $21,500, respectively.	$40,716	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $19,700 and $11,500, respectively and of the 8% notes were $7,478 and $ 11,923, respectively.	27,178	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $24,150 and $24,150, respectively and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At June 30, 2012 and September 30, 2011, the principal balance of the 5% notes were $41,500 and $41,500, respectively and of the 6% notes were $6,000 and $6,000, respectively.	47,500	47,500

	$160,310	$159,039

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On June 30, 2011, a note payable was forgiven and is no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the nine month periods ending June 30, 2012 and 2011, and for the period from inception through June 30, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $15,193, respectively.

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

Item 1A. Risk Factors

Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, filed with the Commission on January 30, 2012, and investors are encouraged to review such risk factors prior to making an investment in the Company.

We Have Been Contacted In Connection With Various Merger And Acquisition Opportunities, Have Entered Into A Letter of Intent In Connection With An Acquisition Opportunity, And May Consummate Such Transaction Or A Similar Transaction In The Future.

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company (“First Power”) in a tax free exchange whereby the owners of First Power will receive 50,000,000 shares of the Company’s common stock.  The target date for the completion of the transaction is September 20, 2012 and under the terms of the agreement the surviving entity will change its name to First Power and Light, Inc. In the event that we consummate the transaction with First Power, our majority shareholders will change and new shares of common stock will be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will change our business focus to that of First Power and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do consummate the transaction with First Power or any similar transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of the transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with.

If The Costs Associated With The Transaction With First Power Exceed The Benefits, The Post-Transaction Company May Experience Adverse Financial Results, Including Increased Losses.

Our Company and First Power will incur significant transaction costs as a result of the proposed acquisition transaction, including legal and accounting fees. Actual transaction costs may substantially exceed our current estimates and may adversely affect the post-transaction company’s financial condition and operating results. If the benefits of the acquisition transaction do not exceed the costs associated with the transaction, the post-merger company’s financial results could be adversely affected, resulting in, among other things, increased losses.

Consummation Of The Acquisition Transaction Will Result In Significant Dilution To Our Existing Shareholders.

Upon consummation of the transaction with First Power, our existing shareholders will hold, in total, only approximately 5.8% of the total number of outstanding shares of our capital stock.  Additionally, after the acquisition transaction we may need to issue additional shares of capital stock to fund our business, which could lead to further dilution of our existing shareholders’ ownership interests.

Following The Acquisition Transaction, The Existing Shareholders Of First Power Will Control Our Company.

Following the consummation of the transactions contemplated by the letter of intent with First Power, the existing shareholders of First Power will own a total of approximately 94% of the total outstanding shares of our common stock.  This means that the existing shareholders of First Power will have the right, if they were to act together, to exercise control over us, including making decisions with respect to appointing Directors and therefore officers, issuing additional shares, entering into mergers, consolidations, approving the sale of all or substantially all of our assets, as well as the power to effectively prevent or cause a change in control. Any investor who purchases shares in our Company will be a minority shareholder and as such will have little to no say in the direction of our Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Directors appointed by First Power, which will enable such Directors to control who serves as officers of our Company as well as any changes in our Board of Directors.

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

MAINSTREAM ENTERTAINMENT, INC.

Date: August 6, 2012	By: /s/ Charles Camorata Charles Camorata Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 6, 2012	By: /s/ Karen Aalders Karen Aalders Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)