Form 10-K
period 2012-09-30
Mainstream Entertainment, Inc.
filed 2013-01-09
CIK 1454725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

      ☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-54602

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
THE EXCHANGE ACT:

Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer(Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the most recent fiscal year ended September 30, 2012 were $36,000.

There was no market for the issuer’s common equity as of March 31, 2012.

At January 9, 2013, there were 3,051,870 shares of the Issuer's common stock issued and outstanding, which number does not include 50,000,000 shares of common stock the Issuer has physically issued to date, but which shares are being held in escrow by the Issuer and are subject to cancellation in connection with the transactions contemplated by the Letter of Intent and Stock Purchase Agreement described below under “Part I”, “Item 1. Business”, “Letter of Intent”.

TABLE OF CONTENTS

PART I

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2012. AS USED HEREIN, THE "COMPANY," “MAINSTREAM,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MAINSTREAM ENTERTAINMENT, INC.

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

We also act as a producer.  Our role as a producer includes identifying and contracting with musical groups and individual artists to promote their talent.  This involves student coaching and guiding musicians, conducting recording sessions, overseeing the mixing and mastering process, and planning and directing the promotion and sale of the work product. Revenue will be initiated through prior industry contacts of the officers, internet advertising via a Company web page (which is not currently in place) and direct contact, and traditional print marketing. The Company cannot guarantee that any revenues will be generated.  The Company and its predecessors have been unprofitable since 2005. The Company related revenues were paid for music group “3rdWish”, a music group whom Justin Martin, our Vice President is a member.  Justin Martin is the 28 year old son of Jeff Martin, our majority shareholder.

Our monthly “burn rate” consists of professional fees (which include legal and accounting fees) of approximately $2,800 and interest expense of approximately $1,100, for a total of $3,900 in monthly expenses.  The Company is dependent upon loans made by the Company’s majority shareholder, Jeffrey Martin (See “Certain Relationships and Related Transactions, and Director Independence”).  The Company is completely dependent on Jeff Martin for its present and future funding.  Mr. Martin is not obligated to fund the Company and the Company cannot provide any assurance that Mr. Martin’s funding will continue in the future.  The cash available to the Company at September 30, 2012 is not sufficient to cover any of the average monthly expenditures before requiring additional capital.  As of December 28 2012, we had approximately $1,500 of cash available for operations.

For the year ending September 30, 2012, we had a net loss of $41,422 and as of September 30, 2012, we had a working capital deficit of $297,863 and a deficit accumulated during the development stage of $722,091.  Our independent certifying accountant has expressed doubt about our ability to continue as a "going concern".

In May 2011, the Company launched its first song titled “Mom’s Song” which is being offered for sale on iTunes.  The song may be heard on YouTube and iTunes.  The song was written and performed by Justin Martin.

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $36,000.  The Company received $36,000 in connection with this understanding during the year ended December 31, 2012.  The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The project was completed in the third calendar quarter of 2012.

Letter of Intent

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company (“First Power” and the “Letter of Intent”) pursuant to which the owners of First Power will receive 50,000,000 shares of the Company’s common stock.

On September 20, 2012, the Company entered into a Stock Purchase Agreement, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase Agreement”) in connection with and pursuant to the Letter of Intent, whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, First Power and the Company have not formally closed the transactions contemplated by the Letter of Intent and Stock Purchase Agreement, as not all of the closing conditions required to occur prior to such closing have occurred to date.  As such, the shares are currently being held in escrow by the Company (and First Power (and/or its assigns) has no beneficial ownership interest in such shares) pending the closing of the transaction and such shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  In the event the closing of the transaction does not occur, the Company plans to cancel the 50,000,000 shares and refund the $50,000 paid pursuant to the Stock Purchase Agreement.  The conditions which are required to occur prior to the closing of the transaction (unless waived by the parties) include the Company being DTC eligible (which eligibility the Company is currently working to obtain), First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all liabilities of the Company.  The target date for the completion of the transaction is January 2013, and under the terms of the agreements, the surviving entity will change its name to First Power and Light, Inc.

The below description of our operations assumes that we do not close the transactions contemplated by the Letter of Intent and Stock Purchase Agreement.  In the event the transactions contemplated by the Letter of Intent and Stock Purchase Agreement do close, the Company anticipates changing its business operations to offering solar power solutions to residential and commercial customers across the U.S. and disclosing the closing of the transaction, such new operations, business plan and plan of operations and risks associated therewith, among other items in a Form 8-K filing with the Commission.

Licensing

From time to time the Company may enter into licensing agreements with music production and distribution companies. The music group “3rd Wish” has previously been licensed by the Company to Cheyenne Records, Three 8 Music Limited, Shock Records, and Megaliner Records.  All of these former licensing arrangements have expired.   The Company had a contract, which expired in November, 2009, with NRJ Co., a France corporation (“NRJ”).  Presently, we have one license agreement in place for Justin Martin with A45 Music, GmbH, a German company for a single audio and video production for the song titled, "Anyway".  The agreement was executed on July 28, 2007 and had a one year term, and three one-year options.  No revenue has been generated under the agreement to date.   Our vice president, Justin Martin, is a member of “3rd Wish”.

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

In October 2009 we leased studio facilities at 275 North Bayshore Drive, Ocoee, FL 34761.  We renegotiated that lease May 21, 2010 which permitted us to use the facilities at a rate of $50 per hour without any minimum use requirements.  We did not use the facility between October 2009 and January 2011.  On February 2, 2011, we renegotiated the lease and extended the term to December 28, 2012.

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

When music is recorded it is done in sections, with each part being recorded separately. For instance, the piano is recorded on one track, bass on another, vocals on another, and so on until all of the parts have been recorded. “Mixing” then, is the process of adjusting the volumes of the tracks in relation to each other, adding sound effects, re-tuning, and generally enhancing the individual parts as deemed necessary to attain the desired end product. “Mastering” is the process of fine-tuning the end product achieved in mixing by boosting or reducing levels throughout the frequency range of the soundtrack to tailor it to the medium of intended playback. For example a movie soundtrack, as opposed to radio or television, as opposed to live venue broadcast.

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

We have been contacted in connection with various merger and acquisition opportunities, have entered into a letter of intent and Stock Purchase Agreement in connection with an acquisition opportunity, and may consummate such transaction or a similar transaction in the future.

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company (“First Power”) in a tax free exchange whereby the owners of First Power will receive 50,000,000 shares of the Company’s common stock.

On September 20, 2012, the Company entered into a Stock Purchase Agreement , which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase Agreement”) in connection with and pursuant to the Letter of Intent, whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, First Power and the Company have not formally closed the transactions contemplated by the Letter of Intent and Stock Purchase Agreement, as not all of the closing conditions required to occur prior to such closing have occurred to date.  As such, the shares are currently being held in escrow by the Company (and First Power (and/or its assigns) has no beneficial ownership interest in such shares) pending the closing of the transaction and such shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  The conditions which are required to occur prior to the closing of the transaction (unless waived by the parties) include the Company being DTC eligible (which eligibility the Company is currently working to obtain), First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all liabilities of the Company.  In the event the closing of the transaction does not occur, the Company plans to cancel the 50,000,000 shares and refund the $50,000 paid pursuant to the Stock Purchase Agreement.

The target date for the completion of the transaction is shortly after the filing of this report and under the terms of the agreement the surviving entity will change its name to First Power and Light, Inc. In the event that we consummate the transaction with First Power, our majority shareholders will change and new shares of common stock will be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will change our business focus to that of First Power and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do consummate the transaction with First Power or any similar transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of the transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with.

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

Following the consummation of the transactions contemplated by the Letter of Intent and Stock Purchase Agreement with First Power, the existing members of First Power will own a total of approximately 94% of the total outstanding shares of our common stock.  This means that the existing members of First Power will have the right, if they were to act together, to exercise control over us, including making decisions with respect to appointing Directors and therefore officers, issuing additional shares, entering into mergers, consolidations, approving the sale of all or substantially all of our assets, as well as the power to effectively prevent or cause a change in control. Any investor who purchases shares in our Company will be a minority shareholder and as such will have little to no say in the direction of our Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Directors appointed by First Power, which will enable such Directors to control who serves as officers of our Company as well as any changes in our Board of Directors.

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

We had net losses of $41,422 and $72,161 for the years ending September 30, 2012 and 2011.    As of September 30, 2012, we had a working capital deficit of $297,863 and a deficit accumulated during the development stage of $722,091.

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

We lack an operating history which you can use to evaluate us, making any investment in our company risky.

We lack an operating history which investors can use to evaluate our previous earnings, as we were only incorporated in May 2008 and have generated only limited revenues to date. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

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

Our independent registered public accounting firm issued a report for the year ended September 30, 2012 that contained a “going concern” explanatory paragraph.

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the year ended September 30, 2012 containing a “going concern” paragraph. Our notes to the financial statements disclose that our cash flows have been absorbed in operating activities and we have incurred net losses for the period ended September 30, 2012, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

Our Production operations require us to make subjective determinations as to the potential marketability of an artist.

The Company must make a subjective determination as to the marketability of an artist’s work when defining the terms of a production contract with an artist.  If we sign artists who ultimately turn out to be unprofitable or fail to sign artists who ultimately turn out to be profitable for competitors, our financial condition may be adversely effected and the value of our securities, if any, may decline in value or become worthless.

Our success depends heavily on our management who has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

The management team, including Charles Camorata, President, Chief Executive Officer and Director; Justin Martin, Vice President and Director; and Karen Aalders, Secretary/Treasurer and Director, is responsible for the operations and reporting of the Company. The requirements of operating as a small public company are new to the management team.  This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than anticipated. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  Presently, given our limited operations, we estimate (this is a forward-looking statement) that our annual costs to comply with SEC reporting requirements are between $50,000 and $100,000.   Our executive officers will spend a limited amount of time working for the Company.  We expect that their efforts will be limited to no more than 10 hours per week each.

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

The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Presently, given our limited operations, we estimate (this is a forward-looking statement) that our annual costs to comply with SEC reporting requirements will be between $50,000 and $100,000.

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

Jeffrey Martin holds directly and indirectly 2,228,500 shares of our common stock, representing approximately 73% of the outstanding shares of our common stock. Accordingly, Mr. Martin will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, as Mr. Martin will likely continue to be our largest shareholder. Additionally, Mr. Martin and management own a combined total of approximately 90% of shares outstanding. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders. As a result, Mr. Martin and Management have absolute control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.  In the event the transactions contemplated by the Letter of Intent and Stock Purchase Agreement described above under “Part I”, “Item 1. Business”, “Letter of Intent”, take place, we will likely have new majority shareholders who will have majority voting control over the Company and will dictate the outcome of all corporate actions.

We expect to issue additional stock in the future to finance our business plan and the potential dilution caused by the issuance of stock in the future may cause the price of our common stock to drop.

As of the date of this filing there were 3,051,870 issued and outstanding shares of common stock. Moving forward we may need to raise additional capital, which may then result in the issuance of additional shares of common stock or debt instruments. Additionally, we currently plan to issue 50 million shares of common stock in connection with the consummation of the transactions contemplated by the Letter of Intent and Stock Purchase Agreement. Shares may be issued under an available exemption, a registration statement, or both. If and when additional shares are issued, it will result in dilution of the ownership interests of existing shareholders, may dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

We Do Not Currently Have A Public Market For Our Securities. If There Is A Market For Our Securities In The Future, Such Market May Be Volatile And Illiquid.

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “MSEI” since April 2012, no shares of common stock have traded and there is currently no active public market for our common stock. There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate revenues;

(3)	the number of shares in our public float;

(4)	increased competition; and

(5)	conditions and trends in the market for our products and services.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

If we are late in filing our Quarterly or Annual Reports with the Securities and Exchange Commission or a market maker fails to quote our common stock on the Over-The-Counter Bulletin Board for a period of more than four days, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB.  If we are late in our filings three times in any 24 month period and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Mainstream Entertainment’s debt to equity ratio is likely to be high at the commencement of operations due to the requirement of borrowing funds to continue operations.  Currently the total outstanding debt against the Company, as of September 30, 2012 is $300,935, which is owed to the majority shareholder, Jeffrey Martin and other third parties. A total of $145,231 of this amount represents amounts loaned to the Company by Mr. Martin.  The terms of the amounts can be found under “Certain Relationships and Related Transactions, and Director Independence”.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “MSEI” since April 2012, no shares of common stock have traded and there is currently no active public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Holders of Common Stock

As of December 28, 2012, we had an aggregate of 41 stockholders of record as reported by our transfer agent, OTC Stock Transfer, 231 East 2100 South, Suite F, Salt Lake City, Utah 84115.

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

Description of Capital Stock

The authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share. As of December 28, 2012, there were 3,051,870 shares of common stock issued and outstanding. The disclosures throughout this report do not include the 50,000,000 shares of common stock the Company has agreed to sell in connection with the Letter of Intent and Stock Purchase Agreement described above under “Part I”, “Item 1. Business”, “Letter of Intent”, as such shares are being held by the Company in escrow, subject to cancellation, pending the closing of the transactions contemplated by the Letter of Intent and Stock Purchase Agreement.  The following summary description of the common stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

PLAN OF OPERATIONS

The below description of our Plan or Operations assumes that the transactions contemplated by the Letter of Intent we entered into in July 2012 and the Stock Purchase Agreement entered into in September 2012 and amended in January 2013 (described in greater detail above under “Part I”, “Item 1. Business”, “Letter of Intent”) do not take place.  In the event those transactions do occur, the Company anticipates changing its business operations to offering solar power solutions to residential and commercial customers across the U.S. and disclosing the closing of the transaction, such new operations, business plan and plan of operations and risks associated therewith, among other items in a Form 8-K filing with the Commission.

The Company currently plans to focus on the contracting of music writers, artists, and producers with the intent of providing a professional recording and producing environment for them to create their material, then promoting their material through industry proven means including but not limited to, social media, websites, product placement, live performances and radio airplay. This promotion is for the purpose of creating a demand for the artists and their products thus positioning the Company to enter into contracts with larger well-established companies for further promotion of the artists. The process for finding and signing artists is multifaceted including, but not limited to, internet searches, contests, live scouting, and affiliations with other industry professionals globally.

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

The Company searches continuously for talent for recording and performing. When an artist is found to be commercially viable the Company will sign the artist to a contract, which is customary in the industry to include audio recordings, video recordings, live performances, merchandising, publishing revenues, endorsements, and management. These contracts will provide for a percentage of revenues generated by all of the above endeavors to be divided between the artist and the Company. The cost of this process is estimated at $5,000.

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

Publishing

All artists will be asked to sign a Publishing Agreement as part of the Contract between the Company and the artist. This agreement will grant rights for the writer’s compositions to the Company for which the Company will pay royalties based on the terms and conditions of the agreement. Revenues will be realized from the performance of or sales of any product containing the performances of the artist/writer, as well as through the licensing of those rights to third parties for performance and recording. No additional money will be needed for this phase. Charles Camorata has the experience to run all publishing functions for the Company. The time frame will be structured whenever new music is written by one of our signed artists. The artist will submit the composition to the Company for publishing. The revenue stream will be split between the Company and the artist.

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

Results of Operations and Operating Expenses:

We generated revenues of $36,000 for the year ended September 30, 2012, compared to no revenues for the year ended September 30, 2011.  Revenues for the year ended September 30, 2012 were due to the Barton Funeral Services contract for $35,000 and $1,000 from licensing a song from our library called “Reprezent Yo Hood.”

Cost of revenues was $1,400 for the year ended September 30, 2012, compared to no cost of revenues for the year ended September 30, 2011, due to the fact that we did not generate any revenues during such period.

We had $57,255 of total operating expenses for the year ended September 30, 2012, compared to $58,155 for the year ended September 30, 2011, a decrease in total operating expenses of $900 or 2% from the prior period.  The decrease in operating expenses was due to a $900 or 2% decrease in general and administrative expenses to $51,729 for the year ended September 30, 2012, compared to $52,629 for the year ended September 30, 2011.   The decrease in general and administrative expenses was mainly due to decreased accounting, auditing and legal fees. We had a depreciation expense of $5,526 for both the year ended September 30, 2012 and 2011, as there was no change in our depreciable asset base.

We had total other expenses of $18,767 for the year ended September 30, 2012, compared to $14,006 for the year ended September 30, 2011, an increase in other expenses of $4,761 or 34% from the prior period, which was mainly due to $18,787 and $15,221, respectively, of interest accrued on amounts owed to our largest shareholder and creditor, Jeffrey Martin (as described below).  Interest expense increased due to increased borrowing from Mr. Martin.  We also had forgiveness of debt income of $1,215 for the year ended September 30, 2011, compared to no forgiveness of debt for the year ended September 30, 2012, which was in connection with the forgiveness of amounts due under a previously outstanding promissory note.

We had a net loss of $41,422 for the year ended September 30, 2012, compared to a net loss of $72,161 for the year ended September 30, 2011, a decrease in net loss of $30,739 or 43% from the prior period.

Liquidity and Capital Resources

As of September 30, 2012 the Company had $3,072 of total current assets consisting of $456 of cash, $2,555 of note receivable and $61 of prepaid expenses.

As of the date of this filing, the Company has approximately $1,500 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources; provided that the Company has entered into the Letter of Intent and Stock Purchase Agreement, described above, which if consummated will change the business focus of the Company (see also “Risk Factors”).

The Company had total assets of $5,282 as of September 30, 2012, which included $3,072 of current assets and $2,210 of long-term assets consisting of equipment, net of depreciation.

The Company had total current liabilities consisting solely of current liabilities of $300,935 as of September 30, 2012, which included $75,008 of accounts payable and accrued liabilities, $43,174 of accrued interest – related party, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder, as described below, $145,231 of related party notes payable to Mr. Martin, and $37,522 of subscription payable in connection with the Subscription Agreement (described below).

The Company had a deficit accumulated during the development stage of $722,091 and a working capital deficit of $297,863 as of September 30, 2012.

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

The Company had $23,264 of net cash used in operations for the year ended September 30, 2012, which was mainly due to $41,422 of net loss offset by $14,787 of increase in accounts payable and accrued expenses.

The Company had $23,714 of net cash provided by financing activities for the year ended September 30, 2012, which was mainly due to $8,250 of borrowings from related parties and $37,522 of common stock subscription in connection with the Stock Purchase Agreement, offset by $22,058 of payments on related party debt.

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

On February 26, 2008, the Company’s former Parent Company, Insight Management Corporation (the “Former Parent Company”), formerly known as Skreem Records Corporation, issued 500,000 common shares of the Former Parent Company common stock to relieve notes payable on behalf of both the Company and the Former Parent Company, for a total debt relieved of $250,000. The 500,000 Former Parent Company common shares were issued to Jeffrey Martin.   The debt relieved related to the Company was $205,500, which was incurred by the Company’s acquisition of equipment and operations such as rent, utilities and similar expenses.   The debt relieved for the Former Parent Company was $44,500.

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

In December 2011, the Company entered into an understanding with Barton Funeral Services, Inc. to record and produce music for a CD to sell to funeral homes at a total cost of $36,000.  The Company received $36,000 in connection with this understanding during the year ended December 31, 2012.  The artist(s) engaged to record the music will be compensated as a percentage of sales of the record. The start of production of the CD began in the first calendar quarter of 2012 and was completed by the end of the third calendar quarter of 2012.

We have budgeted the need for approximately $50,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our business plan which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company in a tax free exchange whereby the owners of First Power will receive 50,000,000 shares of the Company’s common stock.

On September 20, 2012, the Company entered into a Stock Purchase Agreement, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase Agreement”) in connection with and pursuant to the Letter of Intent, whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, First Power and the Company have not formally closed the transactions contemplated by the Letter of Intent and Stock Purchase Agreement, as not all of the closing conditions required to occur prior to such closing have occurred to date.  As such, the shares are currently being held in escrow by the Company (and First Power (and/or its assigns) has no beneficial ownership interest in such shares) pending the closing of the transaction and such shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  In the event the closing of the transaction does not occur, the Company plans to cancel the 50,000,000 shares and refund the $50,000 paid pursuant to the Stock Purchase Agreement.  The conditions which are required to occur prior to the closing of the transaction (unless waived by the parties) include the Company being DTC eligible (which eligibility the Company is currently working to obtain), First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all liabilities of the Company.  The target date for the completion of the transaction is January 2013, and under the terms of the agreement the Company will change its name to First Power and Light, Inc.

The Letter of Intent and Stock Purchase Agreement with First Power are subject to certain risks and uncertainties (see also “Risk Factors”).

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

At September 30, 2012 and September 30, 2011, interest in the amounts of $43,174 and $41,752, respectively, is accrued on these notes. Interest expense for the twelve months ended September 30, 2012 and 2011, and from inception was $18,767, $15,221 and $82,873, respectively.

Short-term debt as of September 30, 2012 and September 30, 2011 consisted of the following demand notes:

	September 30, 2012	September 30, 2011

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $21,749 and $21,700 and of the 8% notes were $13,508 and $21,500, respectively.	$35,257	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $17,558 and $11,500 and of the 8% notes were $0 and $11,923, respectively.	17,558	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $24,150 and $24,150 and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $41,500 and $41,500 and of the 6% notes were $6,000 and $6,000, respectively.	47,500	47,500

	$145,231	$159,039

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On June 30, 2011, a note payable was forgiven and is no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the twelve month periods ending September 30, 2012 and 2011, and for the period from inception through September 30, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $1,215 and $15,193, respectively.

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of September 30, 2012, no significant revenue has been recorded.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2012 and 2011, there were no cash equivalents.

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

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, estimates of the costs to get the assets ready for sale. At September 30 2009, the Company recognized impairment on their Studio Equipment to adjust the carrying value down to the fair value of $21,550. There were no impairment indicators as of September 30, 2012.  No assets were re-valued at fair value on a recurring or non-recurring basis as of September 30, 2012.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2012 and 2011, there were no current or deferred income tax expense or benefits.

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

Cash paid for income taxes for the twelve month periods ended September 30, 2012 and 2011, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through September 30, 2012.

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company in a tax free exchange whereby the owners of First Power will receive 50,000,000 shares of the Company’s common stock.

On September 20, 2012, the Company entered into a Subscription in connection with and pursuant to the Letter of Intent, whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, First Power and the Company have not formally closed the transactions contemplated by the Letter of Intent and Stock Purchase Agreement, as not all of the closing conditions required to occur prior to such closing have occurred to date.  As such, the shares are currently being held in escrow by the Company pending the closing of the transaction and such shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  In the event the closing of the transaction does not occur, the Company plans to cancel the 50,000,000 shares and refund the $50,000 paid pursuant to the Stock Purchase Agreement.  The target date for the completion of the transaction is January 2013, and under the terms of the agreement the surviving entity will change its name to First Power and Light, Inc.

As of September 30, 2012, there were no potentially dilutive securities outstanding.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through September 30, 2012.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the twelve month periods ended September 30, 2012 and 2011 and from inception was $0, $0 and $4,440, respectively.

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

In May 2011, the FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new standards retain the traditional fair value hierarchy already laid out in Topic 820 of FASB’s Accounting Standards Codification. The hierarchy identifies three levels of assets and liabilities, with the level of required disclosures essentially increasing as the associated valuations become less reliable: Level 1 assets and liabilities are valued according to a quoted price in an active market, generally without any adjustments; Level 2 assets and liabilities are valued based on “observable inputs” other than quoted active market prices, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and interest rates and yield curves; Level 3 assets and liabilities are valued based on “unobservable inputs,” such as a company’s own estimates and pricing models. These risky and illiquid assets and liabilities are subject to the most expansive disclosure requirements.  The new standards provide three critical clarifications of how to apply the existing FV measurement and disclosure requirements: 1. Highest and best use. FV assumes that an asset is put to its “highest and best use.” 2. Instruments classified in shareholders’ equity. A company might classify certain instruments — such as equity instruments issued as part of a merger or acquisition — in its shareholders’ equity. 3. Disclosures about FV measurements. The new standards make clear that a company must disclose quantitative information about the unobservable inputs used in FV measurements of Level 3 items. Companies will be required to disclose how they measure the value of assets that are difficult to value because they can’t easily be sold in active markets. This could require the disclosure of information like the average weighted cost of capital, as well as a description of how the value could change if an unobservable input changes.  Companies must prospectively apply the standards set forth in ASU 2011-04. The standards take effect for public companies during the interim and annual periods beginning after December 15, 2011.  This ASU did not have any material impact on our financial statements.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF MAINSTREAM ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Mainstream Entertainment, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Mainstream Entertainment, Inc. (a development stage company as of September 30, 2012 and 2011 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2012 and 2011 and the period from October 7, 2005 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mainstream Entertainment, Inc., as of September 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas

January 9, 2013

Mainstream Entertainment, Inc.
(A Development Stage Company)
Balance Sheets
As of September 30, 2012 and September 30, 2011

	September 30, 2012	September 30, 2011
ASSETS:
Current assets:
Cash	$456	$6
Prepaid expense	61	61
Note receivable	2,555	--
Total current assets	3,072	67

Equipment, net of accumulated depreciation of $19,340 and $13,814, respectively	2,210	7,736

TOTAL ASSETS	$5,282	$7,803

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$75,008	$61,643
Accrued interest – related party	43,174	41,752
Notes payable – related party	145,231	159,039
Subscription Payable	37,522	--
Total Current Liabilities	300,935	262,434

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 3,051,870 shares issued and outstanding	3,052	3,052
Additional paid in capital	423,386	422,986
Deficit accumulated during the development stage	(722,091)	(680,669)
Total stockholders' deficit	(295,653)	(254,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,282	$7,803

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statements of Operations
For the twelve months ended September 30, 2012 and 2011, and the period from October 7, 2005 (Inception) through September 30, 2012

	Twelve Months Ended September 30,			October 7, 2005 (Inception) Through September 30,
	2012	2011		2012
Revenue:	$36,000	$	---	$36,471

Cost of Revenue	1,400		---	1,400

Gross Profit	34,600		---	35,071

Expenses: Operating expenses
General and administrative expenses	51,729		52,629	524,330
Depreciation expense	5,526		5,526	91,366
Impairment of fixed assets	---		---	86,850
Total operating expenses	57,255		58,155	702,546
Other Income (Expense):
Forgiveness of debt	---		1,215	15,418
Interest income	---		---	2
Interest expense	(18,767)		(15,221)	(82,873)
Penalties	---		---	(600)
Total other income (expense)	(18,767)		(14,006)	(68,053)
Net loss before extraordinary item	(41,422)		(72,161)	(735,528)
Extraordinary item	---		---	13,437

Net Loss	$(41,422)		$(72,161)	$(722,091)

Net Loss before Extraordinary Item per Common Share - Basic	$(.01)		$(.02)

Net Loss before Extraordinary Item per Common Share - Diluted	$(.01)		$(.02)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	3,051,870		3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the twelve months ended September 30, 2012 and 2011 and
the period from October 7, 2005 (Inception) through September 30, 2012

	Twelve months ended September 30,		October 7, 2005 (inception) to September 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(41,422)	$(72,161)	$(722,091)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,526	5,526	91,366
Imputed rent	400	400	1,402
Loss on equipment	––	––	33,018
Forgiveness of accrued rent	––	––	(13,662)
Forgiveness of debt by third party	––	(1,215)	(1,756)
Extraordinary gain on insurance claim	––	––	(13,437)
Impairment of fixed assets	––	––	86,850
Bad Debt	––	––	54
Changes in:
Accounts receivable	(2,555)	––	(2,609)
Deposit	––	––	(6,000)
Prepaid expenses & other current assets	––	––	(64)
Accounts payable & accrued expense	14,787	27,149	142,428
Net Cash Flows Provided by (Used in) Operations	(23,264)	(40,301)	(404,501)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	––	––	432
Proceeds from insurance claim	––	––	166,701
Purchase of fixed assets	––	––	(17,982)
Issuance of advances and notes receivable	––	––	(100)
Expenditures on construction in progress	––	––	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	––	––	32,891
Cash Flows from Financing Activities:
Cash borrowings from related parties	8,250	41,100	506,541
Principal payments on related party debt	(22,058)	(828)	(212,321)
Cash contributions from former parent company	––	––	45,824
Common stock subscription	37,522	––	37,522
Distributions to owners	––	––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	23,714	40,222	372,066
Net Increase (Decrease) in Cash	450	(79)	456
Cash and cash equivalents-Beginning of period	6	85	––
Cash and cash equivalents-End of period	$456	$6	$456

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the twelve months ended September 30, 2012 and 2011 and
the period from October 7, 2005 (Inception) through September 30, 2012

	Twelve months ended September 30,		October 7, 2005 (inception) to September 30,
	2012	2011	2012
SUPPLEMENTARY INFORMATION
Interest Paid	$17,345	$9,900	$31,394
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	$5,000
Equipment purchased by owners	$––	––	162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	––	––	210,025
Related party receivable exchanged for shareholder debt	––	102	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the period from October 7, 2005 (Inception) through September 30, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders Deficit
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$––	$––
Fixed Assets contributed from owner	––	––	143,467	––	143,467
Net Loss	––	––	––	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	3,052	140,415	(14,828)	128,639
Distributions to owners	––	––	(5,500)	––	(5,500)
Equipment contributed from owners	––	––	10,971	––	10,971
Expenses paid by owners	––	––	17,799	––	17,799
Cash contributions from owners	––	––	13,500	––	13,500
Net Loss	––	––	––	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	3,052	177,185	(93,048)	87,189
Cash contributions from owners	––	––	32,324	––	32,324
Expenses paid by owners	––	––	718	––	718
Equipment contributed from owners	––	––	1,732	––	1,732
Debt Extinguished by Parent Company	––	––	205,500	––	205,500
Net Loss	––	––	––	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$(298,134)	$122,377
Expenses paid by owners	––	––	202	––	202
Credit card debt assumed by owners	––	––	4,525	––	4,525
Net Loss	––	––	––	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$(530,386)	$(105,148)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$(608,508)	$(182,870)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986	$(680,669)	$(254,631)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(41,422)	(41,422)
Balances - September 30, 2012	3,051,870	$3,052	$423,386	$(722,091)	$(295,653)

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

The Company’s business is the operation of a recording studio. The Company leased two studio facilities located at 7648 Southland Boulevard, Orlando, Florida, Suite/Studio 104 and Suite/Studio 105.  On April 15, 2009 the Board of Directors decided to suspend operations with the intention of resuming at a different location at a future date. The Company resumed operations on December 15, 2011, upon receipt of additional funding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition
Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of September 30, 2012, $36,000 of revenue has been recorded.

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

Cash and Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2012 and September 30, 2011, there were no cash equivalents.

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

Subscription Payable
During the year, the Company entered into a Stock Purchase Agreement to acquire $50,000 of capital. As of September 30, 2012, the Company had received $37,522, and the remaining balance of $12,478 is expected to be collected in the next fiscal year. This balance was recorded as a subscription payable at September 30, 2012.

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, estimates of the costs to get the assets ready for sale. At September 30 2009, the Company recognized impairment on its Studio Equipment to adjust the carrying value down to the fair value of $21,550. There were no impairment indicators as of September 30, 2012.  No assets were re-valued at fair value on a recurring or non-recurring basis as of September 30, 2012.

Income Taxes
The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2012 and September 30, 2011, there were no current or deferred income tax expense or benefits.

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

Cash paid for income taxes for the twelve month periods ended September 30, 2012 and 2011, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share
Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through September 30, 2012.

On July 4, 2012 the Company executed a letter of intent and on September 20, 2012 the Company entered into a common stock Stock Purchase Agreement, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013, whereby it agreed to issue 50,000,000 shares at $0.01 per share, or $50,000.  These shares were not issued until October 26, 2012.  First Power and the Company have not formally closed the transactions contemplated by the letter of intent and Stock Purchase Agreement, as not all of the closing conditions required to occur prior to such closing have occurred to date.  As such, the shares are currently being held in escrow by the Company pending the closing of the transaction and such shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  In the event the closing of the transaction does not occur, the Company plans to cancel the 50,000,000 shares and refund the $50,000 paid pursuant to the Stock Purchase Agreement.

As of September 30, 2012, there were no other potentially dilutive securities outstanding.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through September 30, 2012.

Advertising
Advertising costs are generally expensed as incurred. Total advertising cost for the twelve month periods ended September 30, 2012 and 2011, and from inception was $0, $0, and $4,440, respectively.

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

In May 2011, the FASB ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new standards retain the traditional fair value hierarchy already laid out in Topic 820 of FASB’s Accounting Standards Codification. The hierarchy identifies three levels of assets and liabilities, with the level of required disclosures essentially increasing as the associated valuations become less reliable: Level 1 assets and liabilities are valued according to a quoted price in an active market, generally without any adjustments; Level 2 assets and liabilities are valued based on “observable inputs” other than quoted active market prices, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and interest rates and yield curves; Level 3 assets and liabilities are valued based on “unobservable inputs,” such as a company’s own estimates and pricing models. These risky and illiquid assets and liabilities are subject to the most expansive disclosure requirements.  The new standards provide three critical clarifications of how to apply the existing FV measurement and disclosure requirements: 1. Highest and best use. FV assumes that an asset is put to its “highest and best use.” 2. Instruments classified in shareholders’ equity. A company might classify certain instruments — such as equity instruments issued as part of a merger or acquisition — in its shareholders’ equity. 3. Disclosures about FV measurements. The new standards make clear that a company must disclose quantitative information about the unobservable inputs used in FV measurements of Level 3 items. Companies will be required to disclose how they measure the value of assets that are difficult to value because they can’t easily be sold in active markets. This could require the disclosure of information like the average weighted cost of capital, as well as a description of how the value could change if an unobservable input changes.  Companies must prospectively apply the standards set forth in ASU 2011-04. The standards take effect for public companies during the interim and annual periods beginning after December 15, 2011.  This ASU did not have any material impact on our financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $722,091 and has a working capital deficit of $297,863 at September 30, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

NOTE 4 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008 and were discontinued on April 15, 2009. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the fiscal year ended September 30, 2012. Transactions with shareholders and other related parties are described in other notes to these financial statements.

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

At September 30, 2012 and September 30, 2011, interest in the amounts of $43,174 and $41,752, respectively, is accrued on these notes. Interest expense for the twelve months ended September 30, 2012 and 2011, and from inception was $18,767, $15,221 and $82,873, respectively.

Short-term debt as of September 30, 2012 and September 30, 2011 consisted of the following demand notes:

	September 30, 2012	September 30, 2011

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $21,749 and $21,700 and of the 8% notes were $13,508 and $21,500, respectively.	$35,257	$43,200

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 5% and 8% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $17,558 and $11,500 and of the 8% notes were $0 and $11,923, respectively.	17,558	23,423

Various unsecured demand notes to a corporation controlled by the principal shareholder with a stated interest rate of 8% per annum.	10,016	10,016

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6% per annum. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $24,150 and $24,150 and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by the principal shareholder with a stated interest rate of 5% and 6%. At September 30, 2012 and September 30, 2011, the principal balances of the 5% notes were $41,500 and $41,500 and of the 6% notes were $6,000 and $6,000, respectively.	47,500	47,500

	$145,231	$159,039

The related party creditor is Jeffrey Martin, the controlling shareholder of the Company who owns 73% of the Company’s shares.

On September 16, 2009, the Company successfully concluded the negotiation and met the obligations required to be released from the commitment under non-cancelable operating leases for its former two studio/suite facility.  The facility had been leased under two leases, each of which had a term that expired on May 31, 2012.  From the time in which rent payments ceased in February 2009 until the time of the release from the facility lease, the Company accrued its monthly obligation to pay rent under the lease.  At the time of the settlement accrued rent payable in the amount of $13,662 was written off and recognized as forgiveness of debt income.

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

For the twelve month periods ending September 30, 2012 and 2011, and for the period from inception through September 30, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $1,215 and $15,418, respectively.

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

The Company has 100,000,000 shares of $0.001 par value stock authorized.  At September 30, 2012, there were 3,051,870 shares outstanding.  Ownership by significant parties, officers and employees of the Company are as follows:

Name of beneficial owner	Number of shares	% of Ownership
Jeffrey Martin	1,697,500	56
Am-Pac Investments, Inc.	300,000	10
Christian T. Tedrow	183,000	6
Sterling, LLC	110,000	4
Tyler T. Tedrow	20,000	1
Other shareholders	251,370	6

On July 4, 2012 the Company executed a letter of intent and on September 20, 2012 the Company entered into a common stock Stock Purchase Agreement, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013, whereby it agreed to issue 50,000,000 shares of restricted common stock at $0.01 per share to the members of First Power & Light, LLC for the sum of $50,000. These shares were not issued until October 26, 2012 and are currently held in escrow (and not reflected in the number of issued and outstanding shares disclosed throughout this report) pending the closing of the transactions contemplated by the letter of intent and Stock Purchase Agreement, which had not occurred as of the date of this filing.  Proceeds due the Company from the sale of stock under the Company’s stock Stock Purchase Agreement total $50,000, but only $37,522 had been received as of September 30, 2012. Therefore, $37,522 is recorded as a payable on the stock subscription, as the Company is required to refund the amount paid in connection with the Stock Purchase Agreement in the event the transaction does not close.  The conditions which are required to occur prior to the closing of the transaction (unless waived by the parties) include the Company being DTC eligible (which eligibility the Company is currently working to obtain), First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all liabilities of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company have been provided by and paid or accrued to the principal shareholder or entities controlled by him, see Note 5.

The facility at which the equipment held is stored is owned by an entity controlled by the principal shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $400, $400, and $1,400 for the twelve months ended September 30, 2012 and 2011 and from inception to September 30, 2012, respectively.

On April 2010, the Company loaned Sexy Fishing Lures, Inc., a related entity, $100.  On October 1, 2010, the outstanding loan from Sexy Fishing Lures, Inc. and accrued interest receivable of $2 was forgiven in exchange for relief on $102 of debt owed to Jeffrey Martin.

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

NOTE 9 – EQUIPMENT

Property and equipment, net of depreciation, at September 30, 2012 and September 30, 2011 consisted entirely of $2,210 and $7,736 of recording studio equipment.  The equipment was being stored and was not in service.

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

In April 2009, the Company vacated its leased facility (see Note 1).  At that time the Company sold a small portion of its equipment at a loss and stored the remainder of its equipment (see Note 10).  All leasehold improvements were fully impaired as of September 30, 2009.

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

NOTE 11 – INCOME TAXES

The Company has federal and state net operating loss carry forwards of $515,009 and $515,009, which expire in various years ending September 30, as indicated below:

	Federal		Florida
2013	$	---	$101,262
2014		---	250,251
2015		---	73,457
2016		---	70,856
2017		---	36,165
2023		101,262	---
2024		250,251	---
2025		73,457	---
2026		70,856	---
2027		36,165	---
Total		$531,721	$531,721

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

NOTE 13 – LOSS ON IMPAIRMENT OF FIXED ASSETS

The Company recognized a loss on the impairment of assets in the amount of $0 and $0 in the twelve months ended

September 30, 2012 and 2011, respectively, and of $86,850 from inception through September 30, 2012.

NOTE 14 – SUBSEQUENT EVENT

Subsequent events were evaluated through the report date.  On September 20, 2012 the Company entered into a common stock Stock Purchase Agreement, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013, whereby it agreed to issue 50,000,000 shares of restricted common stock at $0.01 per share to the members of First Power & Light, LLC for the sum of $50,000.   Proceeds due the Company from the sale of stock under the Company’s stock Stock Purchase Agreement total $50,000, and $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to the year end.  These restricted shares were issued on October 26, 2012, but are being held by the Company in escrow, subject to cancellation, pending the closing of the transactions contemplated by the letter of intent and Stock Purchase Agreement, and have not therefore been included in the issued and outstanding shares disclosed throughout this report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.           We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.           We did not implement appropriate information technology controls – As of September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date of Appointment
Charles Camorata	57	President, CEO and Director	June 24, 2008
Justin Martin	28	Vice President and Director	June 24, 2008
Karen Aalders	60	Secretary/Treasurer and Director	June 24, 2008

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

Family Relationships

Justin Martin is the son of our majority shareholder, Jeffrey Martin.

Business Experience

Our executive officers may spend a limited amount of time working for the Company.
The principal occupation for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Chief Executive Officer, President, Director

Charles Camorata, 57. Mr. Camorata was elected as President and director of Mainstream Entertainment in 2008 and continues to hold the position. His duties include: Running all operations needed to produce, record, and release music as well as set up the studio operations. He also had oversight of the filing of all publishing of songs in our catalog. Prior to his appointment he was the Vice President/Producer for Skreem Entertainment Corporation (a company affiliated with the Company) from 2000-2007 where he developed new groups and prepared them for recording careers by providing vocal and dance training, as well as produce their first commercially released record.

Prior to joining the Company, from 1993-1999 Mr. Camorata was self-employed as a music, sound, and design consultant and project manager with projects including: Theme Parks and Recording Studios including Walt Disney World, Universal Studios and MGM Studios Sound designer/design supervisor, MIDI systems programmer, and music editor/mixer for “Porta Europa” – an MCA/Universal theme park in Wakayama, Japan. He was the sound designer/design supervisor, MIDI systems programmer, and music editor/mixer for the “Water World Stunt Show” in Universal Studios Hollywood (Won IAAPA award for “Best Mixed Stunt Show Worldwide” 1995). He was the sound designer/design supervisor for Fox Television’s fall 1994 series “Fortune Hunter”. He was the sound designer/design supervisor for independent film “Shakti” released in Puerto Rico. He was the project manager and design consultant for Sound Deluxe Inc. Projects managed and designed include The Nascar Café Chain, Caroline’s Comedy Nation in Manhattan, All-star Cafes, Seuss Landing at Universal Studios Florida.

The Company believes that Mr. Camorata’s music industry experience qualifies him to act as a director of Mainstream Entertainment.

Vice President, Director

Justin Martin, 28. Mr. Martin joined Mainstream Entertainment in April 2007. Mr. Martin got his start with music group called “3rd Wish”, on or about January 6, 2001. The group for the most part made a name for themselves in the European market. He has extensive music training since the age of 16.  Mr. Martin has no experience operating a public company. He continues to be a member of “3rd Wish.”

The Company believes that his music training and performing experience qualify him to act as a director of a music company such as Mainstream Entertainment.

Treasurer, Secretary, Director

Karen Aalders, 60, joined Mainstream in 2006 and has over fifteen years of financial reporting experience with private and publicly listed companies.  Her responsibilities serving as both Secretary/Treasurer and Board Member have included all financial aspects of the companies and daily activities, communicating with accountants and auditors to make sure that all filings and regulations were complied with, and preparing financial presentations for investment banking groups.

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

Control Person

Jeffrey Martin is the majority shareholder of the Company.  He has been the President and CEO of Martin Consulting, Inc. for the last six years.  During his tenure at Martin Consulting, Mr. Martin provided business consulting and real estate investment advice which has resulted in the purchasing and selling of real property investments.  Additionally, Martin Consulting has provided investment capital to small emerging companies.

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

Board Meetings and Annual Meeting

During the fiscal year ended September 30, 2012, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. We became subject to Section 16(a) of the Exchange Act when we filed a Form 8-A with the Securities and Exchange Commission on February 14, 2012, and registered our common stock, $0.001 par value per share, pursuant to Section 12(g) of the Exchange Act. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended September 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation for each executive officer for the past two fiscal years ended September 30.

Summary Compensation Table

Name and Position	Year Ended September 30	Salary	Bonus	Stock Awards	Option Awards	Total Compensation
Charles Camorata, President	2012 2011	-0- -0-	0- -0-	-0- -0-	-0- -0-	-0- -0-
Justin Martin, Vice-President	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Karen Aalders, Secretary/Treasurer	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

No executive officer received any non-incentive plan compensation, nonqualified deferred earnings, or any other compensation during the periods presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

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

Director Compensation

Our directors serve without compensation until such time as the Company has sufficient revenue at which time compensation will be set by the Board of Directors.  Management believes that $50,000 of annual revenue is sufficient to consider setting a level of director compensation.  No director received any compensation for services to the Board of Directors during the year ended September 30, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company’s capital stock as of December 28, 2012, by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group. As of December 28, 2012, there were 3,051,870 shares of our common stock issued and outstanding.  The below table and disclosure throughout this report does not include the 50,000,000 shares of common stock the Company has agreed to sell in connection with the Letter of Intent and Stock Purchase Agreement described above under “Part I”, “Item 1. Business”, “Letter of Intent”, as such shares are being held by the Company in escrow, subject to cancellation, pending the closing of the transactions contemplated by the Letter of Intent and Stock Purchase Agreement.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of December 28, 2012, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 11637 Orpington Street, Orlando, Florida 32817.

Title of Class	Name and Address	Amount and Nature	Percent of Class
Common	Justin Martin	300,000	9.8%
Common	Karen Aalders	183,000	6.0%
Common	Charles Camorata	20,000	*
	All Executive Officers And Directors As A Group (3 Persons)	503,000	16.5%

	5% SHAREHOLDERS
Common	Jeffrey Martin(1) 11637 Orpington Street Orlando, FL 32817	1,697,500	55.62%
Common	Forbes Investments Limited (2) Suite 4703, Central Plaza 18 Harbour Rd. Wanchai Hong Kong, China	245,000	8.02%
Common	FSC Limited (2) Suite 4703, Central Plaza 18 Harbour Rd. Wanchai Hong Kong, China	245,000	8.02%

* Less than 1%.

Notes:

(1)           Includes 10,000 shares in the name of Sherrie Martin, Jeff Martin's spouse.
(2)           The natural person who exercises voting and dispositive control over Forbes and FSC is Andy Lai, as Manager of Forbes and FSC.

Changes in Control

There have not been any changes in control during the last fiscal year.  Presently, there are no arrangements, known to the registrant, its control person, including any pledge by any person of Company securities, the operation of which may, at a subsequent date, result in a change in control of the Company, other than in connection with the July 2012 Letter of Intent and the September 2012 Stock Purchase Agreement, described in greater detail below under “Item 13. Certain Relationships and Related Transactions.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The facility at which the Company’s equipment is stored is owned by an entity controlled by Jeffrey Martin, the Company’s principal shareholder and the rent expense for usage is contributed by the Mr. Martin as additional paid in capital in the amounts of $400, $400, and $1,400 for the twelve months ended September 30, 2012 and, 2010 and from inception to September 30, 2012, respectively.

The Company is highly dependent on related party financing, specifically from its majority shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the principal shareholder or entities controlled by him.  The Related Party Notes are made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and Jeffrey Martin regarding any future debt financing or the payment of related interest expenses.  The Related Party Notes, including the outstanding balances of such notes at September 30, 2012 and 2011, are discussed in greater detail above under “Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations” – “Liquidity and Capital Resources” – “Debt Financings and Related Party Notes”.

On June 30, 2011, a note payable was forgiven and no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.

For the twelve month periods ending September 30, 2012 and 2011, and for the period from inception through September 30, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $15,193, respectively.

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

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company in a tax free exchange whereby the owners of First Power will receive 50,000,000 shares of the Company’s common stock.

On September 20, 2012, the Company entered into a Stock Purchase Agreement, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013, in connection with and pursuant to the Letter of Intent, whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, First Power and the Company have not formally closed the transactions contemplated by the Letter of Intent and Stock Purchase Agreement, as not all of the closing conditions required to occur prior to such closing have occurred to date.  As such, the shares are currently being held in escrow by the Company pending the closing of the transaction and such shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  In the event the closing of the transaction does not occur, the Company plans to cancel the 50,000,000 shares and refund the $50,000 paid pursuant to the Stock Purchase Agreement.  The conditions which are required to occur prior to the closing of the transaction (unless waived by the parties) include the Company being DTC eligible (which eligibility the Company is currently working to obtain), First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all liabilities of the Company.  The target date for the completion of the transaction is January 2013, and under the terms of the agreement the surviving entity will change its name to First Power and Light, Inc.

Director Independence

The Over-The-Counter Bulletin Board, where the Company’s common stock is currently quoted, does not have rules regarding director independence.  The Company will seek to appoint independent directors, if and when it is required to do so.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended September 30, 2012 and 2011 for professional services rendered by our independent principal accountants, M&K CPAS, PLLC, for the audit of our annual financial statements and the review of our interim financial statements, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $10,550 and $13,250, respectively.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal years ended September 30, 2012 and 2011 for audit related fees rendered by M&K CPAS, PLLC were $10,550 and $13,250, respectively.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mainstream Entertainment, Inc.

By: /s/ Charles Camorata	Dated: January 9, 2013
Charles Camorata, President,
Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Martin	Dated: January 9, 2013
Justin Martin, Vice-President

By: /s/ Karen Aalders	Dated: January 9, 2013
Karen Aalders, Secretary, Treasurer,
Chief Financial Officer, Principal
Accounting Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Charles Camorata	Dated: January 9, 2013
Charles Camorata, Director, President,
Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Martin	Dated: January 9, 2013
Justin Martin, Director, Vice-President

By: /s/ Karen Aalders	Dated: January 9, 2013
Karen Aalders, Director, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer (Principal Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/ Period End Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5**	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC	X
10.6**	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC	X
21.1**	Subsidiaries of the Registrant	X
31.1**	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2***	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance Document (#)	X
101.SCH**	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

(#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.