Form 10-Q
period 2012-12-31
Mainstream Entertainment, Inc.
filed 2013-02-27
CIK 1454725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

     ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54602

MAINSTREAM ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3687391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Fourth Street Building 6 Bridgeport, Pennsylvania	19405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (610) 292-0909

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

At February 12, 2013, there were 55,200,000 shares of the Issuer's common stock outstanding.

Item 1. Consolidated Financial Statements

Mainstream Entertainment, Inc.
(A Development Stage Company)
Balance Sheets
As of December 31, 2012 and September 30, 2012
	December 31, 2012	September 30, 2012
ASSETS:	(unaudited)	(audited)
Current assets:
Cash	$15	$456
Prepaid expense	--	61
Total current assets	15	517

Assets to be discontinued: Note receivable	2,555	2,555
Recording equipment held for sale, net of accumulated depreciation of $20,445 and $19,340 respectively	1,105	2,210
Total assets to be discontinued	3,660	4,765

TOTAL ASSETS	$3,675	$5,282

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$79,477	$75,008
Accrued interest – related party	45,506	43,174
Notes payable – related party	155,617	145,231
Subscription Payable	--	37,522
Total Current Liabilities	280,600	300,935

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 53,051,870 and 3,051,870, respectively shares issued and outstanding	53,052	3,052
Additional paid in capital	423,486	423,386
Deficit accumulated during the development stage	(753,463)	(722,091)
Total stockholders' deficit	(276,925)	(295,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,675	$5,282

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statements of Operations
For the three months ended December 31, 2012 and 2011, and
the period from October 7, 2005 (Inception) through December 31, 2012
(unaudited)
	Three Months Ended December 31,				October 7, 2005 (Inception) Through December 31,
	2012		2011		2012

Expenses:
General and administrative expenses		$25,331		$14,608	$251,445
Other Income (Expense):
Forgiveness of debt		---		---	1,215
Interest income		---		---	2
Interest expense		(4,875)		(4,514)	(87,748)
Penalties		---		---	(600)
Total other income (expense)		(4,875)		(4,514)	(87,131)

Net Loss from continuing operations		(30,206)		(19,122)	(338,576)

Discontinued operations
Loss from discontinued operations		(1,166)		(415)	(414,887)
Net loss		$(31,372)		$(19,537)	$(753,463)

Loss from continuing operations per Common Share - Basic and Diluted	$	---		$(0.01)

Loss from discontinued operations per Common Share - Basic and Diluted	$	---	$	---

Net loss per Common Share - Basic and Diluted	$	---		$(0.01)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted		53,051,870		3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the three months ended December 31, 2012 and 2011 and
the period from October 7, 2005 (Inception) through December 31, 2012
(unaudited)

	Three months ended December 31,		October 7, 2005 (inception) to December 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Loss from continuing operation	$(30,206)	$(19,122)	$(338,576)
Loss from discontinued operations	(1,166)	(415)	(414,887)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,105	1,381	92,471
Imputed rent	100	100	1,502
Loss on equipment	––	––	33,018
Forgiveness of accrued rent	––	––	(13,662)
Forgiveness of debt by third party	––	––	(1,756)
Extraordinary gain on insurance claim	––	––	(13,437)
Impairment of fixed assets	––	––	86,850
Bad Debt	61	––	115
Changes in:
Accounts receivable	––	––	(2,609)
Deposit	––	––	(6,000)
Prepaid expenses & other current assets	––	(1,620)	(64)
Customer deposits	––	19,500	––
Accounts payable & accrued expense	6,801	7,397	149,229
Net Cash Flows Provided by (Used in) Operations	(23,305)	7,221	(427,806)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	––	––	432
Proceeds from insurance claim	––	––	166,701
Purchase of fixed assets	––	––	(17,982)
Issuance of advances and notes receivable	––	––	(100)
Expenditures on construction in progress	––	––	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	––	––	32,891
Cash Flows from Financing Activities:
Cash borrowings from related parties	10,386	50	516,927
Principal payments on related party debt	––	(6,008)	(212,321)
Cash contributions from former parent company	––	––	45,824
Issuance of common stock	12,478	––	50,000
Distributions to owners	––	––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	22,864	(5,958)	394,930
Net Increase (Decrease) in Cash	(441)	1,263	15
Cash and cash equivalents-Beginning of period	456	6	––
Cash and cash equivalents-End of period	$15	$1,269	$15

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the three months ended December 31, 2012 and 2011 and
the period from October 7, 2005 (Inception) through December 31, 2012
(unaudited)

	Three months ended December 31,		October 7, 2005 (inception) to December 31,
	2012	2011	2012

SUPPLEMENTARY INFORMATION
Interest Paid	$491	$1,182	$31,885
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	5,000
Equipment purchased by owners	$––	––	162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	––	––	210,025
Common stock subscription	37,522	––	37,522
Related party receivable exchanged for shareholder debt	––	––	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
For the period from October 7, 2005 (Inception) through December 31, 2012
(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-in Capital	Development Stage	Stockholders Deficit
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$––	$––
Fixed Assets contributed from owner	––	––	143,467	––	143,467
Net Loss	––	––	––	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	3,052	140,415	(14,828)	128,639
Distributions to owners	––	––	(5,500)	––	(5,500)
Equipment contributed from owners	––	––	10,971	––	10,971
Expenses paid by owners	––	––	17,799	––	17,799
Cash contributions from owners	––	––	13,500	––	13,500
Net Loss	––	––	––	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	3,052	177,185	(93,048)	87,189
Cash contributions from owners	––	––	32,324	––	32,324
Expenses paid by owners	––	––	718	––	718
Equipment contributed from owners	––	––	1,732	––	1,732
Debt Extinguished by Parent Company	––	––	205,500	––	205,500
Net Loss	––	––	––	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$(298,134)	$122,377
Expenses paid by owners	––	––	202	––	202
Credit card debt assumed by owners	––	––	4,525	––	4,525
Net Loss	––	––	––	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$(530,386)	$(105,148)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$(608,508)	$(182,870)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986	$(680,669)	$(254,631)
Expenses paid by owners	––	––	400	––	400
Net Loss	––	––	––	(41,422)	(41,422)
Balances - September 30, 2012	3,051,870	3,052	423,386	(722,091)	(295,653)
Expenses paid by owners	––	––	100	––	100
Net Loss	––	––	––	(31,372)	(31,372)
Issuance of common stock	50,000,000	50,000	––	––	50,000
Balances - December 31, 2012	53,051,870	$53,052	$423,486	$(753,463)	$(276,925)

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS

Mainstream Entertainment, Inc. (f/k/a Skreem Studios, Inc and Skreem Studios LLC) (the “Company”) was originally formed in Florida on October 7, 2005 as a limited liability company.  The Company’s initial business was the operation of a recording studio, which began pre-commencement activity in May 2006, renting and operating a studio facility through April 2009, commencing operations in April 2007 and recording nominal revenues for studio usage and for music production from March 2008 through June 2012.  Effective January 25, 2013 a closing occurred on a stock purchase agreement whereby equity members of First Power & Light, LLC, a Delaware Limited Liability Company, acquired controlling interest of the Company.  Under new control, the business focus of the Company will be changing from being a music entertainment production company to a U.S. residential and commercial solar developer, offering solar power solutions to residential and commercial customers across the U.S.

On April 1, 2007 the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) under the purchase method.  On June 27, 2008, the majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc. On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record received one share of Skreem Studios, Inc. for each share owned of Insight Management.  Insight Management Corporation, as of July 1, 2008, is no longer related to the Company.  On August 2, 2010, the Board of Directors authorized a name  change from Skreem Studios, Inc. to Mainstream Entertainment, Inc.

On July 4, 2012, Mainstream Entertainment, Inc. entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company (“First Power”) pursuant to which the owners of First Power would receive 50,000,000 shares of the Company’s common stock (representing 94.2% of the Company’s outstanding common stock).  On September 20, 2012, the Company entered into a Stock Purchase Agreement in connection with the transactions contemplated by the Letter of Intent, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase”), whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, certain closing conditions were required to occur prior to the closing of the Stock Purchase and as such, the shares were held in escrow pending the closing. The conditions which were required to occur prior to the closing of the transaction (unless waived by the parties) included the Company being DTC eligible, First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all of the liabilities of the Company.  Effective January 25, 2013, the parties entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the Letter of Intent or Stock Purchase, which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of First Power execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.

The Company currently anticipates entering into a share exchange agreement with First Power and the members of First Power to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements and assuming the closing of such share exchange agreement, the Company anticipates taking action to change its name to “First Power & Light, Inc.”  The Company has moved its headquarters to 401 East 4th Street, Bridgeport, PA 19405.

The financial statements report activity of the Company from its inception on October 7, 2005.  Since as of the date of this report the decision has been made and announced to wind down music production, all business revenues and expenses associated with the operation of the music production business are reported as a loss from discontinued operations (see Note 4, Discontinued Operations).  As a result, certain line items in our balance sheets, statements of operations and our statements of cash flows have been reclassified to conform to the current presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.  Certain amounts included in the 2011 financial statement have been reclassified to conform to the 2012 financial statement presentation.

Revenue Recognition
Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of December 31, 2012, no significant revenue has been recorded.  We recognize revenue when the solar power systems have been installed.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of December 31, 2012, no long-term contracts have been executed.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentrations of Risk
General adverse overall economic conditions such as high employment levels, low consumer confidence, limited credit availability, poor business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from solar energy products.  If the economic conditions continue to be adverse or worsen, the Company may experience material adverse impacts on our business, operating results and financial condition.

The Company’s growth and continued operations could be impaired by limitations on access to capital markets.  If the market for securities were to weaken for an extended period of time, the Company’s ability to raise capital will be substantially reduced.  Even if the market for securities were not to weaken, there is no assurance that a market for the Company’s stock will exist in the future.  The Company, while operating in the music entertainment industry, has generated limited revenues from operations, has incurred substantial expenses and has sustained losses. In addition, as the focus shifts to the solar energy industry, management expects to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur.   Previously the Company’s financing of cash flows has been dependent on loans from one of its principal shareholders.  This funding will not be maintained and if third party funding is not obtained there will be a material effect on its business, results of operations and financial condition.  To meet the need for capital, the Company plans to seek out debt and/or equity financing in the future; however, there are not currently any specific plans to raise such additional financing, and such additional funding may not be available on favorable terms, if at all.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders.

The Company’s executive officers and key shareholder control approximately 70% of the Company’s outstanding common stock.  Accordingly, the Company’s executive officers and key shareholder hold significant influence over the Company on matters submitted to the stockholders for approval, including the election of Directors, mergers, consolidations, the sale of all or substantially all of its assets, and also the power to prevent or cause a change in control.

The Company currently anticipate entering into a share exchange agreement with First Power and the First Power members with the goal of acquiring First Power’s assets and operations.  The closing of that transaction is anticipated to be dependent on several factors, including, but not limited to First Power obtaining an audit of its financial statements.  In the event the Company is not able to acquire First Power, or such share exchange proves too costly, management may be forced to abandon the planned solar power solutions operations and may be forced to further modify the business plan.  As a result, in the event the Company is not able to acquire the shares of First Power, any investment in the Company could become worthless.

Market risk exists both in terms of the development of new customer relationships with a start-up company as well as competition from larger companies with better capitalization.  Fluctuations in economic and market conditions that impact the prices of conventional and non-solar renewable energy sources could cause the demand for solar energy systems to decline, which would have a negative impact on our business.  If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, the Company may not be able to grow at the rate anticipated by management.  Demand may be influenced by affordability, functionality, appeal or opposition by existing alternate technologies.

Regulatory risk exists in the economic, technological, social and ecosystem environments.  If the Company is late in its filings three times in any 24 month period and is de-listed from the OTCBB or is automatically delisted for failure of a market maker to quote the Company’s stock, it may become worthless.  The reduction or elimination of government subsidies and incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to future customers, resulting in a significant reduction in demand for the Company’s planned solar energy systems.  Local ordinances subject to various concerns such as aesthetics, safety and taxation may hinder growth in various areas.

Technological risk exists in the development of cost-effective, functional and reliable solar energy systems relative to conventional (fossil, plant and mineral fuels) and other non-solar renewable (hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass) energy sources and products.  The potential for failure to offer and market new products could cause operations to become uncompetitive or obsolete, which could prevent the Company from obtaining any sales, or increasing sales and becoming profitable.

Supply risk exists.  In previous years global photovoltaic (“PV”) module supply has fluctuated, which has resulted in some price increases and limited availability for solar PV modules. While the risk factors of future shortages have lessened due to multiple manufacturing circumstances, management believes future supply problems are a possibility that must be taken into account.

Workforce risks exists that the Company will not be able to obtain qualified and capable managerial, operational and financial personnel in the regions where needed at a rate of compensation that can be maintained to achieve profitability.  The Company’s performance will be substantially dependent on the performance of its executive officers, Malcolm N. Adler and Thomas Moore.  The loss of the services of either of its executive officers and key employees, particularly in the early stages of operation and development, could have a material effect on its business, results of operations or financial condition.  The Company does not maintain key man life insurance covering either of them.

Cash and Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2012 and September 30, 2012, there were no cash equivalents.

Inventory
Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on the weighted-average purchase price and include both the costs of acquisition and the shipping costs in inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value.  Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Prepaid Expenses
Prepaid expenses are advance payments for products or services that will be used in operations during the next twelve months.

Subscription Payable
During the 2012 fiscal year, the Company entered into a Stock Purchase Agreement to sell 50,000,000 shares for $50,000 of capital. As of September 30, 2012, the Company had received $12,478, and recorded the remaining balance of $37,522 as a subscription payable at September 30, 2012.  The remaining balance of $12,478 was collected in the quarter ended December 31, 2012.

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, estimates of the costs to get the assets ready for sale, etc. At September 30 2009, the company recognized impairment on their Studio Equipment to adjust the carrying value down to the fair value of $21,550. There were no impairment indicators as of December 31, 2012.  No assets were re-valued at fair value on a recurring or non-recurring basis as of December 31, 2012.

Research and Development Costs
Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the three months ended December 31, 2012 and 2011 and from inception, the Company has incurred no research and development costs.

Income Taxes
The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2012 and September 30, 2012, there were no current or deferred income tax expense or benefits.

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

Cash paid for income taxes for the three month periods ended December 31, 2012 and 2011, respectively and from inception was $0.

Basic and Diluted Net Income Per Common Share
Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents from inception through December 31, 2012.

On July 4, 2012 the Company executed a letter of intent and on September 20, 2012 the Company entered into a Stock Purchase Agreement whereby it agreed to sell 50,000,000 shares at $0.01 per share, or $50,000.  These shares were not issued until October 26, 2012.  At September 30, 2012 these shares were considered dilutive securities outstanding.  As of December 31, 2012, there were no other potentially dilutive securities outstanding.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

The Company did not grant any stock options from inception through December 31, 2012.

Advertising
Advertising costs are generally expensed as incurred. Total advertising cost for the three month periods ended December 31, 2012 and 2011 and from inception were $0, $0, and $4,440, respectively.

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No.33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $753,463 and has a working capital deficit of $280,585 at December 31, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (ASC) 360, “Impairment or Disposal of Long-Lived Assets,” (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On February 8, 2013, we announced that we were exiting the music entertainment business. The exit from the music entertainment production business was essentially completed at the end of the December quarter of 2012.  The exit from the music entertainment production and recording studio business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at December 31, 2012 and September 30, 2012.  There were no liabilities to be discontinued and the assets to be discontinued at December 31, 2012 and September 30, 2012 consists of a note receivable in the amount of $2,555 and $2,555 and some recording equipment in the amounts of $1,105 and $2,210, respectively.  In connection with the announcement of our exit from the music entertainment business, we reclassified certain assets as “Recording equipment held for sale,” in the accompanying consolidated balance sheets.

NOTE 5 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008, studio operations were discontinued on April 15, 2009 while music entertainment production continued through the time of the business shift to solar energy in early 2013. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the quarter and years ended December 31, 2012 and September 30, 2012.  Moving forward, the Company plans to change its business focus to solar power solutions. Transactions with shareholders and other related parties are described in other notes to these financial statements.

NOTE 6 – NOTE RECEIVABLE

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount was $35,000 and the costs on the contract was $1,400.  The contract was completed in June 2012 and at that time the Company had received payments on the contract totaling $32,445.  As of December 31, 2012 and September 30, 2012, the company held a receivable of the balance due on the contract in the amount of $2,555.  On December 31, 2012 the customer signed a promissory note to pay the Company the entire balance due of $2,555 along with interest accrued at the annual rate of 5% on or before December 31, 2013.  Management does not anticipate any problem collecting the funds and, accordingly, have not recorded an allowance for uncollectable funds.

NOTE 7 – RELATED PARTY NOTES

On February 26, 2008, the Company’s Parent Company as of that date, Skreem Records Corporation (“SRC”), issued 500,000 common shares of SRC stock to relieve notes payable on behalf of both the Company and the Parent Company. The debt relieved related to the Company was $205,500. The debt relieved for the Parent Company was $44,500, for a total debt relieved for the parent and subsidiary of $250,000. The relative market value of the SRC stock at the time of issuance was $0.50 per share. Therefore, no gain or loss on this extinguishment was recognized as the consideration given up by the parent in the form of SRC stock was equal to the consideration received in relief of the notes payable of $250,000. This non-cash transaction was taken as a contribution from the parent in fiscal 2008.

At December 31, 2012 and September 30, 2012, interest in the amounts of $45,506 and $43,174, respectively, is accrued on these notes. Interest expense for the three months ended December 31, 2012 and 2011, and from inception was $4,875, $4,514 and $87,748 respectively.

Short-term debt as of December 31, 2012 and September 30, 2012 consisted of the following demand notes:

	December 31, 2012	September 30, 2012
Various unsecured demand notes to Jeffrey Martin, a material shareholder
with no stated interest rate; interest is being accrued at 8% and 5% per annum. At December 31, 2012 and September 30, 2012, the principal balances of the 5% notes were $21,809 and $21,749, respectively and of the 8% notes were $13,508 and $13,508, respectively.	$35,317	$35,258

Various unsecured demand notes to a business owned and controlled by
Jeffrey Martin, a material shareholder with a stated interest rate of 5% per annum.	17,557	17,557

Various unsecured demand notes to a corporation controlled by a
material shareholder with a stated interest rate of 8% per annum.	10,041	10,016

Various unsecured demand notes to a limited partnership controlled by Jeffrey Martin, a material shareholder with a stated interest rate of 5% and 6% per annum. At December 31, 2012 and September 30, 2012, the principal balances of the 5% notes were $24,150 and $24,150, respectively and of the 6% notes were $10,750 and $10,750, respectively.	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by Jeffrey Martin, a material shareholder with a stated interest rate of 5% and 6% per annum. At December 31, 2012 and September 30, 2012, the principal balances of the 5% notes were $41,500 and $41,500, respectively and of the 6% notes were $6,000 and $6,000, respectively.	47,500	47,500

Unsecured demand note to a corporation controlled by Sharon Altman, the principal shareholder with a stated interest rate of 3% per annum.	10,302	---

	$155,617	$145,231

The related party creditors are Sharon Altman and Jeff Martin, principal shareholders who beneficially own 66% and 5% of the Company’s shares.

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

For the three month periods ending December 31, 2012 and 2011, and for the period from inception through December 31, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $15,419, respectively.

(See Note 16 regarding subsequent events.)

NOTE 8 – CAPITAL STOCK

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

On January 25, 2013 the Company closed on a letter of intent executed on July 4, 2012 and a Stock Purchase Agreement executed on September 20, 2012 and amended on January 4, 2013 whereby it agreed to sell 50,000,000 restricted shares of common stock at $0.01 per share to First Power & Light, LLC for the sum of $50,000.  The management of First Power & Light, LLC subsequently transferred the right to receive the shares directly to its members.  These shares were issued on October 26, 2012.  Proceeds received by the Company from the sale of stock under the Stock Purchase Agreement totaled $50,000.  The shares issued on October 26, 2012 were restricted by contract, held in escrow, and had no rights to vote or disposal until the closing of the contract was consummated on January 25, 2013, at which time the contractual restrictions terminated and the shares were released from escrow.

The Company has 100,000,000 shares of $0.001 par value stock authorized.  At December 31, 2012, there were 53,051,870 shares outstanding including 50,000,000 shares held in escrow by the Company pending the closing of the Stock Purchase Agreement, which Stock Purchase Agreement closed on January 25, 2013, and which shares were released from escrow on the same date. While held in escrow, the holders of the 50,000,000 shares did not have rights to vote or dispose of the shares pursuant to the terms of the Stock Purchase Agreement and addendum thereto signed on January 4, 2013.  Ownership by significant parties, officers and employees of the Company subsequent to the release of the shares from escrow is as follows:

Name of Beneficial Owner	Number of Shares	% of Ownership

Sharon Altman	35,000,000	66%

Jeffrey Martin	2,708,500	5%

Malcolm Adler, CEO and President	2,000,000	4%

Thomas Moore, Treasurer and Secretary	100,000	0%

Karen Aalders, Director	183,000	0%

Charles Camorata, Director	20,000	0%

Justin Martin, Director	-	0%

Directors and Officers (group)	2,303,000	4%

Other shareholders	13,040,370	25%

Concurrent with the closing of the Stock Purchase, Malcolm N. Adler was appointed Chief Executive Officer and President, and Thomas Moore was appointed as Secretary and Treasurer of the Company filling the vacancies created by the resignations of Charles Camorata as Chief Executive Officer and President, Justin Martin as Vice-President, and Karen Aalders as Chief Financial Officer, Secretary and Treasurer, which prior officers resigned as officers of the Company effective January 25, 2013.  Additionally, the Company’s Directors Charles Camorata, Justin Martin and Karen Aalders have agreed to appoint Malcolm Adler and Thomas Moore as Directors of the Company and then promptly resign as Directors of the Company (the “Change in Directors”) following the filing of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission (the “Commission”) and providing the proper notice to the Company’s shareholders, which transaction the Company anticipates competing during the quarter ended March 31, 2013.

Former material shareholder Jeffrey Martin individually and through controlled entities  holds 2,708,500 shares of common stock  (See Note 16 regarding subsequent events.)

NOTE 9 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company have been provided by and paid or accrued to a material shareholders or entities controlled by them, see Note 7.

The facility at which the equipment held is stored is owned by an entity controlled by Jeffrey Martin, a material shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $100, $100, and $1,500 for the three months ended December 31, 2012 and 2011 and from inception to December 31, 2012, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In October 2009, the Company leased studio facilities at 275 North Bayshore Drive, Ocoee, FL 34761.  The lease was renegotiated on May 21, 2010 which permitted the Company to use the facilities at a rate of $50 per hour without any minimum use requirements.  The facility was not used between October 2009 and December 31, 2010.  On February 2, 2011, the lease was renegotiated and extended the term to December 31, 2012.  The lease has expired and there is no intent to renew it.

NOTE 11 – EQUIPMENT

Property and equipment at December 31, 2012 and September 30, 2012 consisted entirely of $1,105 and $2,210 of recording studio equipment.  The equipment was being stored and was not in service.  As of the date of this report, the equipment is being held for sale.

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

On August 10, 2008, the Company suffered a break-in and substantial equipment was stolen. The Company also incurred damage to its leased facility. The Company filed an insurance claim on the incident, receiving proceeds in the amount of $166,701 and recognizing an extraordinary loss of $19,376 for the year ended September 30, 2008.  An extraordinary gain in the amount of $32,813 was recognized in the twelve months ended September 30, 2009 for additional claims granted.  (See Note 13.)

In April, 2009 the Company vacated its leased facility (see Note 1).  At that time the Company sold a small portion of its equipment at a loss and stored the remainder of its equipment (see Note 12).  All leasehold improvements were fully impaired as of September 30, 2009.

All escalating payment leases were expensed according to the straight line method.

NOTE 12 – OTHER ASSETS – EQUIPMENT HELD (NOT IN SERVICE)

In April, 2009 the Company moved its remaining equipment into storage with the intention of utilizing it in the future for operations.  Upon being moved to storage, the equipment was marked down to fair market value and a loss of $4,777 was recognized to adjust carrying value from net book value during the twelve months ended September 30, 2009. The equipment valued at fair market value is being depreciated over its remaining useful life.  It is now part of discontinued operations and being held for sale.

NOTE 13 – INCOME TAXES

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

NOTE 14 – EXTRAORDINARY GAIN

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

NOTE 15 – LOSS ON IMPAIRMENT OF FIXED ASSETS

The Company recognized a loss on the impairment of assets in the amount of $0 and $0 in the three months ended December 31, 2012 and 2011, respectively, and of $86,850 from inception through December 31, 2012.

NOTE 16 – SUBSEQUENT EVENTS

On January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the forgiveness of the total principal and interest balances payables owed to Jeffrey Martin and related entities controlled by him.  This debt constitutes $145,315 of the $155,617 of the related party debt as of December 31, 2012 along with $45,497 of the $45,506 accrued related party interest payable on these notes.  (See Note 7).

The two events described above occurred on January 23 and 24, 2013 and diluted the shares of common stock held by the shareholders not involved in the Share Purchase transactions.  The Company has 100,000,000 shares of $0.001 par value stock authorized.  After the events described above, there were 55,200,000 shares outstanding.  Ownership by significant parties, officers and employees of the Company as of February 5, 2013 are as follows:

Name of Beneficial Owner	Number of Shares	% of Ownership

Sharon Altman	35,000,000	63%

Jeffrey Martin	4,153,630	8%

Malcolm Adler, CEO and President	2,000,000	4%

Thomas Moore, Treasurer and Secretary	100,000	0%

Karen Aalders, Director	283,000	1%

Charles Camorata, Director	20,000	0%

Justin Martin, Director	-	0%

Directors and Officers (group)	2,403,000	5%

Other shareholders	13,643,370	25%

Concurrent with the closing of the Stock Purchase (see below), Malcolm N. Adler was appointed Chief Executive Officer and President, and Thomas Moore was appointed as Secretary and Treasurer of the Company filling the vacancies created by the resignations of Charles Camorata as Chief Executive Officer and President, Justin Martin as Vice-President, and Karen Aalders as Chief Financial Officer, Secretary and Treasurer, which prior officers resigned as officers of the Company effective January 25, 2013.  Additionally, the Company’s Directors Charles Camorata, Justin Martin and Karen Aalders have agreed to appoint Malcolm Adler and Thomas Moore as Directors of the Company and then promptly resign as Directors of the Company (the “Change in Directors”) following the filing of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission (the “Commission”) and providing the proper notice to the Company’s shareholders, which transaction the Company anticipates competing during the quarter ended March 31, 2013.

Former material shareholder Jeffrey Martin individually and through controlled entities holds 4,153,630 shares of common stock.  Director Karen Aalders individually and through an entity holds 283,000 shares of common stock.  (See Note 8.)

Effective January 25, 2013, the Company and First Power entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the July 4, 2012 Letter of Intent or September 20, 2012 (as amended January 4, 2013) Stock Purchase (see Note 1), which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of First Power execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.  (See Note 1.)

On February 8, 2013, the Company filed a Current Report on Form 8-K with the United States Securities and Exchange Commission disclosing the planned change in the business focus of the Company from the music entertainment production industry to that of a residential and commercial solar power installation and distribution industry.  (See above and Note 1.)

No other material events came to our attention from the report date to the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to December 31, 2012. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

Organizational History

Mainstream Entertainment, Inc. was originally formed to undertake entertainment production activities as a limited liability company (Skreem Studios, LLC) in Florida, on October 7, 2005. The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.

On April 1, 2007, the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) and commenced business operations.  In June 2008, the then majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record as of July 1, 2008, received one share of Skreem Studios, Inc. for each share owned of Insight Management Corporation. Insight Management Corporation, as of July 1, 2008, is no longer related to the Company. On August 2, 2010 the Company changed its name to Mainstream Entertainment, Inc.

Prior to the closing of the Stock Purchase (described below), the Company was primarily engaged in music production and distribution in the United States and Europe.  Specifically, the Company, a development stage company, leased a recording studio equipped to provide all of the services necessary for recording and editing finished audio products; planned to act as a producer; music licenser and manager.  The Company owns rights to certain copyrighted songs and has one client, the music group “3rdWish”, a music group whom Justin Martin, our former Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder prior to the closing of the Stock Purchase.

Prior Operations

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

Moving forward the Company does not anticipate undertaking any additional music or production activities.

New Business Plan

In July 2012, the Company entered into a letter of intent to acquire all the ownership interest in First Power & Light, LLC, a Delaware Limited Liability Company (“First Power” and the “Letter of Intent”) pursuant to which the owners of First Power would receive 50,000,000 shares of the Company’s common stock (representing 94.2% of our outstanding common stock).

On September 20, 2012, the Company entered into a Stock Purchase Agreement in connection with the transactions contemplated by the Letter of Intent, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase”), whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, certain closing conditions were required to occur prior to the closing of the Stock Purchase and as such, the shares were held in escrow pending the closing. The conditions which were required to occur prior to the closing of the transaction (unless waived by the parties) included the Company being DTC eligible, First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all of the liabilities of the Company.

Effective January 25, 2013, the parties entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the Letter of Intent or Stock Purchase, which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of First Power execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).

The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.

In connection with the Closing Confirmation, First Power agreed to indemnify and hold the Company’s current officers and Directors harmless against any liabilities of the Company at closing.

Additionally, the Company’s Directors Charles Camorata, Justin Martin and Karen Aalders have agreed to appoint Malcolm Adler and Thomas Moore as Directors of the Company and then promptly resign as Directors of the Company (the “Change in Directors”) following the filing of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission (the “Commission”)(which filing has been made to date, but which 10 day required time period between mailing date and the date of the consummation of the corporate action, has not occurred to date) and providing the proper notice to the Company’s shareholders (which resignations and appointments are currently planned to take place in early March 2013).

Concurrent with the closing of the Stock Purchase, Malcolm N. Adler was appointed Chief Executive Officer and President, and Thomas Moore was appointed as Secretary and Treasurer of the Company filling the vacancies created by the resignations of Charles Camorata as Chief Executive Officer and President, Justin Martin as Vice-President, and Karen Aalders as Chief Financial Officer, Secretary and Treasurer, which prior officers resigned as officers of the Company effective January 25, 2013.

Additionally, the new officers and the upcoming new Directors have decided to undertake a change in business focus of the Company from being a music entertainment production company to a U.S. residential and commercial solar developer.  Moving forward, we plan to cease undertaking any music entertainment operations and instead offer solar power solutions to residential and commercial customers across the U.S. One of the reasons for this change in business focus is because the Company believes the outlook for music entertainment production revenues is weak while the demand for residential and commercial solar power energy solutions in the U.S. is increasing - according to a 2012 report by GTM Research and Solar Energy Industries Association, the U.S. solar industry has experienced a 75% growth since 2011.

The Company’s current goal is to become a market leader in the U.S. for the installation and distribution of small to large scale photovoltaic installations.  The Company’s business strategy includes proposed Equipment-Procurement-Construction (EPC) contracts where the Company will be hired to install a solar power system as well as efforts to aggressively target medium to large-scale photovoltaic installations for acquisition “roll-up”.  The Company will not be a solar panel manufacturer and consequently will benefit from increasing panel manufacturer competition through lower panel prices.

Meeting U.S. energy growth demands requires responsible and far-sighted development of sustainable clean-energy alternatives.  The Company plans to provide an economically viable and environmentally sustainable energy production solution with the goal of addressing these issues.  The Company plans to utilize both federal and state tax credits created by green energy incentives to provide large energy users with the economic benefit of reducing their electricity costs and operating expenses through solar power.  The Company’s planned solutions will protect energy users from rising utility rates and provide a long-term, environmentally-friendly and economically attractive way for energy users to hedge a portion of their current and future electricity costs.

In connection with this new business focus and to finalize all of the transactions previously contemplated by the terms of the Letter of Intent, the Company currently anticipates entering into a share exchange agreement with First Power and the First Power shareholders subsequent to the date of this filing to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements and assuming the closing of such share exchange agreement, the Company anticipates taking action to change its name to “First Power & Light, Inc.” There can be no assurance that the Company will ever be able to acquire the shares of First Power or that such share acquisition and change in business plan will be successful.

 Plan of Operations For the Next 12 Months

The Company’s business plan over the next 12 months entails initially entering the Northeast US residential and commercial solar installation market and aggressively targeting states such as New Jersey, Pennsylvania, Massachusetts, New Hampshire and Connecticut.  The Company will additionally target states with high solar incentives such as North Carolina, Louisiana and New York.  In order to efficiently target the Southeast US markets, the Company intends to establish an office in Orlando, Florida.

The Company intends to aggressively seek out federal installation clients, i.e., federal buildings equipped with solar installations.  Examples of this include General Services Administration buildings and military facilities.

The Company intends to engage in a “roll-up” campaign of small to medium sized solar installers that will boost its market presence and reach, grow its balance sheet, and increase sales, which it hopes to begin after completing the planned share acquisition of First Power (as described above).

The Company will build its sales force in order to better penetrate these markets and increase business volume.  The Company will additionally implement online marketing campaigns and attend prominent solar trade shows held by leading solar organizations such as Solar Power International and Solar Energy Power Association in order to source business opportunities and facilitate relationship building.  The Company will target small to mid-sized solar installers for acquisition opportunities.  The Company believes that acquiring other small to mid-sized solar installers will allow it to grow and enter new markets more efficiently and allow it to accept increased business volume.

The Company anticipates needing $2 million in funding over the next 12 months to carry out its business plan.  The Company intends on raising the required funds through sales of securities in private placements.  If the Company cannot source the required funds, it believes that it can continue operations at its current level, but it will not be able to fully carry out the described business plan, and growth with will be minimal or stagnant.

We currently have a monthly “burn rate” consisting of professional fees (which include legal and accounting fees) of approximately $5,000 and interest expense of approximately $0, for a total of $5,000 in monthly expenses.  The Company has historically been dependent upon loans made by the Company’s former majority shareholder and current significant shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below); however, it is not anticipated that Mr. Martin will continue to loan the Company funds moving forward.  As such, the Company plans to raise funds of $300,000 by selling to investors.

Results of Operations and Operating Expenses:

For The Three Months Ended December 31, 2012 Compared To The Three Months Ended December 31, 2011

We generated no revenues for either the three months ended December 31, 2012 or 2011.

We had $25,331 of total operating expenses for the three months ended December 31, 2012, compared to $14,608 for the three months ended December 31, 2011, an increase in total operating expenses of $10,723 or 73% from the prior period.  Operating expenses solely included general and administrative expenses for both periods and the increase in operating expenses was mainly due to additional professional fees associated with the letter of intent.

We had total other expenses of $4,875 for the three months ended December 31, 2012, compared to $4,514 for the three months ended December 31, 2011, an increase in other expenses of $361 or 8% from the prior period, which was due solely to an increase in interest expense associated with increased borrowings from our former majority shareholder and current significant shareholder, Jeffrey Martin (as described below).

We had a loss from discontinued operations of $1,166 for the three months ended December 31, 2012, compared to a loss from discontinued operations of $415 for the three months ended December 31, 2011, an increase in net loss of $751 or 181% from the prior period.

We had a net loss of $31,372 for the three months ended December 31, 2012, compared to a net loss of $19,537 for the three months ended December 31, 2011, an increase in net loss of $11,835 or 61% from the prior period.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $15 of total current assets consisting solely of cash.

The Company had total assets of $3,675 as of December 31, 2012, which included $15 of current assets and $3,660 of long-term assets to be discontinued, consisting of note receivable of $2,555 and recording equipment, net of depreciation of $1,105, associated with its prior options as a music producer.

The Company had total current liabilities consisting solely of current liabilities of $280,600 as of December 31, 2012, which included $79,477 of accounts payable and accrued liabilities, $45,506 of accrued interest – related party, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder prior to the closing of the Stock Purchase, as described below, and $155,617 of related party notes payable to Mr. Martin and Sharon Altman, our current majority shareholder (as described below).   As described below, in connection with the Debt Conversion, on January 24, 2013, Mr. Martin converted $145,315 of the related party debt of the Company as of December 31, 2012 along with $45,497 of the accrued related party interest payable by the Company to Mr. Martin as of December 31, 2012, into 1,908,130 shares of the Company’s common stock.

The Company had a deficit accumulated during the development stage of $753,463 and a working capital deficit of $280,585 as of December 31, 2012.

As of the date of this filing, the Company has approximately $15 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Previously the Company has relied upon its majority shareholder to advance funds to allow it to operate, however; we do not expect such funding to continue subsequent to the Stock Purchase Agreement.  Moving forward, the Company will be forced to raise additional funds to support its operations and pay its ongoing and previously accrued expenses, which may be raised through loans from the Company’s related parties (although no current plans exist for such related parties to supply such funding), traditional bank loans, and/or through the sale of debt or equity securities, which could cause material dilution to the Company’s current shareholders.

The Company had $23,305 of net cash used in operations for the three months ended December 31, 2012, which was mainly due to $31,372 of net loss offset by $6,801 of increase in accounts payable and accrued expenses.

The Company had $22,864 of net cash provided by financing activities for the three months ended December 31, 2012, which was mainly due to $10,386 of borrowings from related parties and $12,478 raised through the sale of common stock in connection with the Stock Purchase Agreement.

Debt Financings and Related Party Notes:

The Company is highly dependent on related party financing, and has historically been dependent on funding from its significant shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the former principal shareholder and current significant shareholder of the Company prior to the closing of the Stock Purchase Agreement or entities controlled by him and Sharon Altman, the Company’s current majority shareholder.  The Related Party Notes are made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and the related parties regarding any future debt financing or the payment of related interest expenses.  All of the Related Party Notes provided to the Company by Mr. Martin have been forgiven as of the date of this filing as described below in connection with the Debt Conversion.

We have budgeted the need for approximately $300,000of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our business plan which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.

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

At December 31, 2012 and September 30, 2012, interest in the amounts of $45,506 and $43,174, respectively, is accrued on these notes. Interest expense for the three months ended December 31, 2012 and 2011, and from inception was $4,875, $4,514 and $87,748 respectively. A total of $45,497 of the accrued related party interest payable by the Company to Mr. Martin as of December 31, 2012 was forgiven by Mr. Martin in connection with the Debt Conversion, described below.

Short-term debt as of December 31, 2012 and September 30, 2012 consisted of the following demand notes:

	December 31, 2012	September 30, 2011
Various unsecured demand notes to Jeffrey Martin, a material shareholder with no stated interest rate; interest is being accrued at 8% and 5% per annum.  At December 31, 2012 and September 30, 2012, the principal balances of the 5% notes were $21,809 and $21,749, respectively, and of the 8% notes were $13,508 and $13,508, respectively.*

	$35,317	$35,258

Various unsecured demand notes to a business owned and controlled by Jeffrey Martin, a material shareholder with a stated interest rate of 5% per annum. *
	17,557	17,557

Various unsecured demand notes to a corporation controlled by a material shareholder with a stated interest rate of 8% per annum.*
	10,041	10,016

Various unsecured demand notes to a limited partnership controlled by Jeffrey Martin, a material shareholder with a stated interest rate of 5% and 6% per annum. At December 31, 2012 and September 30, 2012, the principal balances of the 5% notes were $24,150 and $24,150, respectively, and of the 6% notes were $10,750 and $10,750, respectively.*	34,900	34,900

Various unsecured demand notes to a limited partnership controlled by Jeffrey Martin, a material shareholder with a stated interest rate of 5% and 6% per annum. At December 31, 2012 and September 30, 2012, the principal balances of the 5% notes were $41,500 and $41,500, respectively and of the 6.00% notes were $6,000 and $6,000, respectively.*	47,500	47,500

Unsecured demand note to a corporation controlled by Sharon Altman, the principal shareholder with a stated interest rate of 3% per annum.	10,302	---

	$155,617	$145,231

* Forgiven and converted into common stock subsequent to December 31, 2012, in connection with the Debt Conversion transaction, described below.

The related party creditors are Sharon Altman and Jeff Martin, principal shareholders who own 66% and 3% of the Company’s shares, respectively.

For the three month periods ending December 31, 2012 and 2011, and for the period from inception through December 31, 2012, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $15,419, respectively.

Debt Conversion Transactions

On January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.

On January 24, 2013 the Board of Directors of the Company authorized the issuance of 1,908,130 shares of the Company’s common stock to Jeffrey Martin, a principal shareholder of the Company and his designees in exchange for the forgiveness of the total principal and interest balances payables owed to Jeffrey Martin and related entities controlled by him (the “Debt Conversion”).  This debt constituted $145,315 of the $155,617 of the related party debt as of December 31, 2012, along with $45,497 of the $45,506 accrued related party interest payable on these notes.  As such, as of date of this report, the Company has a notes payable – related party balance of $10,302.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in (a) the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on January 9, 2013, and (b) the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2012, the Company entered into the Stock Purchase (described in greater detail above), which was subsequently amended on January 4, 2013, and which closed effective January 25, 2013, pursuant to which we sold and First Power purchased (on behalf of its members and assigns) 50 million shares of our restricted common stock (representing 94.2% of our outstanding common stock) for an aggregate of $50,000 or $0.001 per share.

On January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 restricted shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.

On January 24, 2013 the Board of Directors of the Company authorized the issuance of 1,908,130 restricted shares of the Company’s common stock to Jeffrey Martin, a principal shareholder of the Company and his designees in exchange for the forgiveness of the total principal and interest balances payables owed to Jeffrey Martin and related entities controlled by him.  This debt constituted $145,315 of the $155,617 of the related party debt as of December 31, 2012, along with $45,497 of the $45,506 accrued related party interest payable on these notes.

The Company claims an exemption from registration afforded by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/ Period End Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	9/30/12
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	9/30/12
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32***	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance Document (#)	X
101.SCH**	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

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

MAINSTREAM ENTERTAINMENT, INC.

Date: February 27, 2013	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/ Period End Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	9/30/12
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	9/30/12
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32***	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance Document (#)	X
101.SCH**	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

(#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.