Form 10-Q
period 2013-03-31
Mainstream Entertainment, Inc.
filed 2013-05-20
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

At May 20, 2013, there were 65,912,000 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3. Quantitative and Qualitative Disclosures about Market Risk

23

Item 4. Controls and Procedures

24

PART II - OTHER INFORMATION

24

Item 1. Legal Proceedings

24

Item 1A. Risk Factors

24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

25

Item 4. Mine Safety Disclosures

25

Item 5. Other Information.

25

Item 6. Exhibits

26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mainstream Entertainment, Inc. (A Development Stage Company) Balance Sheets As of March 31, 2013 and September 30, 2012
	March 31, 2013	September 30, 2012
ASSETS:	(unaudited)	(audited)
Current assets:
Cash	$15	$456
Prepaid expense	--	61
Total current assets	15	517

Assets to be discontinued:
Note receivable	2,555	2,555
Recording equipment held for sale, net of accumulated depreciation of $20,445 and $19,340 respectively	-	2,210
Total assets to be discontinued	2,555	4,765

TOTAL ASSETS	$2,570	$5,282

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$25,191	$75,008
Accrued interest – related party	341	43,174
Notes payable – related party	75,422	145,231
Subscription payable	-	37,522
Total Current Liabilities	100,954	300,935

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 65,912,000 and 3,051,870, respectively shares issued and outstanding	65,912	3,052
Additional paid in capital	3,269,107	423,386
Liability to issue shares	184,830	-
Subscriptions receivable	(660,000)	-
Deficit accumulated during the development stage	(2,958,233)	(722,091)
Total stockholders' deficit	(98,384)	(295,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,570	$5,282

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the Six Months ended March 31, 2013 and 2012, and

the period from October 7, 2005 (Inception) through March 31, 2013

(unaudited)

	Six Months Ended March 31,		October 7, 2005 (Inception) Through March 31,
	2013	2012	2013

Expenses:
General and administrative expenses	$94,785	$31,102	$320,899
Stock compensation	216,000	---	216,000
Other Income (Expense):
Loss on debt conversion	(1,917,870)	---	(1,736,390)
Forgiveness of debt	---	---	1,215
Interest income	---	---	2
Interest expense	(5,216)	(9,107)	(88,089)
Penalties	---	---	(600)
Total other income (expense)	(1,923,086)	(9,107)	(1,823,862)

Net Loss from continuing operations	(2,233,871)	(40,209)	(2,542,241)

Discontinued operations
Loss from discontinued operations	(2,271)	(18,310)	(415,992)
Net loss	$(2,236,142)	$(21,899)	$(2,958,233)

Net loss per Common Share - Basic and Diluted	$(0.04)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	51,912,274	3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months ended March 31, 2013 and 2012, and

the period from October 7, 2005 (Inception) through March 31, 2013

(unaudited)

	Three Months Ended March 31,
	2013	2012

Expenses:
General and administrative expenses	$34,934	$16,494
Stock compensation	216,000	---
Other Income (Expense):
Loss on debt conversion	(1,917,870)	---
Forgiveness of debt	---	---
Interest income	---	---
Interest expense	(341)	(4,953)
Penalties	---	---
Total other income (expense)	(1,918,211)	(4,953)

Net Loss from continuing operations	(2,385,145)	(21,087)

Discontinued operations
Loss from discontinued operations	(1,105)	(18,725)
Net loss	$(2,386,250)	$(2,362)

Net loss per Common Share - Basic and Diluted	$(0.04)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	65,191,799	3,051,870

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Six Months ended March 31, 2013 and 2012 and

the period from October 7, 2005 (Inception) through March 31, 2013

(unaudited)

	Six Months ended March 31,			October 7, 2005 (inception) to March 31,
	2013	2012		2013
Cash Flows from Operating Activities:
Loss from continuing operation	$(2,233,871)		$(40,209)	$(2,542,241)
Loss from discontinued operations	(2,271)		(18,310)	(415,992)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,210		2,763	93,576
Imputed rent	200		200	1,602
Loss on equipment	––		––	33,018
Loss on debt conversion	1,917,870			1,736,390
Stock Compensation	216,000		---	216,000
Forgiveness of accrued rent	––		––	(13,662)
Forgiveness of debt by third party	––		––	(1,756)
Extraordinary gain on insurance claim	––		––	(13,437)
Impairment of fixed assets	––		––	86,850
Bad Debt	61		––	115
Changes in:
Accounts receivable	––		––	(2,609)
Deposits	––		––	(6,000)
Prepaid expenses & other current assets	––		(560)	(64)
Customer deposits	––		11,445	––
Accounts payable & accrued expense	11,460		14,790	153,888
Net Cash Flows Provided by (Used in) Operations	(88,341)		6,739	(492,842)
Cash Flows from Investing Activities:
Proceeds from sale of equipment	––		––	432
Proceeds from insurance claim	––		––	166,701
Purchase of fixed assets	––		––	(17,982)
Issuance of advances and notes receivable	––		––	(100)
Expenditures on construction in progress	––		––	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	––		––	32,891
Cash Flows from Financing Activities:
Bank overdraft	---		184	---
Cash borrowings from related parties	75,422		50	581,963
Principal payments on related party debt	––		(6,979)	(212,321)
Cash contributions from former parent company	––		––	45,824
Issuance of common stock	12,478		––	50,000
Distributions to owners	––		––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	87,900		(6,745)	459,966
Net Increase (Decrease) in Cash	(441)		(6)	15
Cash and cash equivalents-Beginning of period	456		6	––
Cash and cash equivalents-End of period	$15	$	---	$15

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows cont’d

For the Six Months ended March 31, 2013 and 2012 and

the period from October 7, 2005 (Inception) through March 31, 2013

(unaudited)

	Six Months ended March 31,		October 7, 2005 (inception) to March 31,
	2013	2012	2013

SUPPLEMENTARY INFORMATION
Interest Paid	$491	$1,182	$31,885
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	$5,000
Equipment purchased by owners	––	––	162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	249,341	––	459,366
Common stock payable	37,522	---	37,522
Common stock subscription	660,000	––	660,000
Related party receivable exchanged for shareholder debt	––	––	102

The accompanying notes are an integral part of these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

NOTE 1 – NATURE OF OPERATIONS

Mainstream Entertainment, Inc. (f/k/a Skreem Studios, Inc. and Skreem Studios LLC) (the “Company”) was originally formed in Florida on October 7, 2005 as a limited liability company.  The Company’s initial business was the operation of a recording studio, which began pre-commencement activity in May 2006, renting and operating a studio facility through April 2009, commencing operations in April 2007 and recording nominal revenues for studio usage and for music production from March 2008 through June 2012.  Effective January 25, 2013 a closing occurred on a stock purchase agreement whereby equity members of First Power & Light, LLC, a Delaware Limited Liability Company, acquired controlling interest of the Company.  Under new control, the business focus of the Company will be changing from being a music entertainment production company to a U.S. residential and commercial solar developer, offering solar power solutions to residential and commercial customers across the U.S.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.  Certain amounts included in the 2011 financial statements have been reclassified to conform to the 2012 financial statement presentation.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of March 31, 2013, no significant revenue has been recorded.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of March 31, 2013, no long-term contracts have been executed.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

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

The Company currently anticipates entering into a share exchange agreement with First Power and the First Power members with the goal of acquiring First Power’s assets and operations.  The closing of that transaction is anticipated to be dependent on several factors, including, but not limited to First Power obtaining an audit of its financial statements.  In the event the Company is not able to acquire First Power, or such share exchange proves too costly, management may be forced to abandon the planned solar power solutions operations and may be forced to further modify its business plan.  As a result, in the event the Company is not able to acquire the shares of First Power, any investment in the Company could become worthless.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2013 and September 30, 2012, there were no cash equivalents.

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

During the second quarter of fiscal 2013, the Company entered into a definitive agreement to issue shares in consideration for retirement of debt.  A total of 1,908,130 were authorized to fulfill $190,822 of related party debt.  As of period ended March 31, 2013 the Company issued 1,725,130 of common stock, the remaining 183,000 is unissued and recorded as a stock payable.  Due to conversion of debt, the company recognized a loss of conversion of $1,736,390.  The value of the stock unissued is $184,830 and closing of the transaction is expected during the third quarter of fiscal 2013.

Development Stage Company

The Company complies with the Financial Accounting Standards Board (“FASB”) Pronouncements for its characterization of the Company as development stage.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

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

The Company values its fixed assets at their fair value if impairment is identified in accordance with the applicable FASB standard. The inputs that are used in determining the fair value of these assets are Level 3 inputs. These inputs consist of but are not limited to the following: estimates of prices for similar assets according to web markets such as ebay, estimates of the condition of the property, estimates of the costs to get the assets ready for sale, etc.  There were no impairment indicators as of March 31, 2013.  No assets were re-valued at fair value on a recurring or non-recurring basis as of March 31, 2013.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the six months ended March 31, 2013 and 2012 and from inception, the Company has incurred no research and development costs.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

Income Taxes

The Company accounts for income taxes under the applicable FASB Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2013 and September 30, 2012, there was no current or deferred income tax expense or benefit.

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

Cash paid for income taxes for the six month periods ended March 31, 2013 and 2012, respectively, and from inception was $0.

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

During the quarter ended March 31, 2013, the Company issued 200,000 shares as compensation for services at a value of $216,000, or $1.08 per share, which is the fair market value on the date of grant.

Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This update, ASU 2012-02, did not have a material impact on our financial position or results of operations.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $2,958,233 and has a working capital deficit of $100,939 at March 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities, although no assurance can be given that either approach will be successful.

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

Previously, we announced that we were exiting the music entertainment business. The exit from the music entertainment production business was essentially completed at the end of the December quarter of 2012.  The exit from the music entertainment production and recording studio business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at March 31, 2012 and September 30, 2012.  There were no liabilities to be discontinued and the assets to be discontinued at March 31, 2012 and September 30, 2012 consists of a note receivable in the amount of $2,555 and $2,555 and some recording equipment in the amounts of $0 and $2,210, respectively.  In connection with the announcement of our exit from the music entertainment business, we reclassified certain assets as “Recording equipment held for sale,” in the accompanying consolidated balance sheets.

NOTE 5 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008, studio operations were discontinued on April 15, 2009 and ceased in anticipation of the business shift to solar energy in early 2013. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the quarter and year ended March 31, 2013 and September 30, 2012.  Moving forward, the Company plans to change its business focus to solar power solutions. Transactions with shareholders and other related parties are described in other notes to these financial statements.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

NOTE 6 – NOTE RECEIVABLE

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount was $35,000 and the costs on the contract were $1,400.  The contract was completed in June 2012 and at that time the Company had received payments on the contract totaling $32,445.  As of March 31, 2012 and September 30, 2012, the company held a receivable of the balance due on the contract in the amount of $2,555.  On December 31, 2012 the customer signed a promissory note to pay the Company the entire balance due of $2,555 along with interest accrued at the annual rate of 5% on or before December 31, 2013.  Management does not anticipate any problem collecting the funds and, accordingly, have not recorded an allowance for uncollectable funds.

NOTE 7 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company has been provided by and paid or accrued to material shareholders or entities controlled by them. Related party debt as of March 31, 2013 and September 30, 2012 was $75,763 and $188,405, respectively.

During the quarter, the Company authorized a total of 1,908,130 of common shares to retire $190,822 in notes payable and accrued interest owed to note holders.  As of March 31, 2013 the company issued 1,725,130 common shares and 183,000 common shares are recorded as $184,830 liability to issue stock.  Due to conversion of debt, the Company recognized a loss on debt conversion of $1,917,870.

The facility at which the Company’s equipment held is stored is owned by an entity controlled by Jeffrey Martin, a material shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $200, $200, and $1,600 for the six months ended March 31, 2013 and 2012 and from inception to March 31, 2013, respectively.

NOTE 8 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value stock authorized.  As of March 31, 2013, there were 65,912,000 shares outstanding.

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

On January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The transaction was valued at $240,000, or $1.00 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company recognized a loss on settlement of debt of $181,480, which is recorded a part of $1,917,870 and includes $1,736,390 loss on related party debt conversion.

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the conversion of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822. The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390, which is recorded a part of $1,917,870 total loss on conversion of debt that includes loss in settlement of debt of $181,480.

At various times during the quarter, the Company issued an aggregate of 10,695,000 shares for cash consideration totaling $660,000.  As of March 31, 2013, the Company had not received proceeds from the issuances and has recorded common stock subscribed in the amount $660,000.

During the quarter, the Company issued an aggregate of 200,000 shares as compensation for services for a value of $216,000, or $1.08 per share, which is the fair market value on the date of grant.

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

Effective January 25, 2013, the Company and First Power entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the July 4, 2012 Letter of Intent or September 20, 2012 (as amended January 4, 2013) Stock Purchase (see Note 1), which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of First Power execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares.  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.  (See Note 1.)

NOTE 10 – EQUIPMENT

Property and equipment at March 31, 2013 and September 30, 2012 consisted entirely of $0 and $2,210 of recording studio equipment.  The equipment was being stored and was not in service.  As of the date of this report, the equipment is being held for sale.

NOTE 11 – OTHER ASSETS – EQUIPMENT HELD (NOT IN SERVICE)

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

NOTE 12 – SUBSEQUENT EVENTS

No other material events came to our attention from the report date to the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to March 31, 2013. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

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

Prior to the closing of the Stock Purchase (described below), the Company was primarily engaged in music production and distribution in the United States and Europe.  Specifically, the Company, a development stage company, leased a recording studio equipped to provide all of the services necessary for recording and editing finished audio products; and planned to act as a producer, music licenser and manager.  The Company owns rights to certain copyrighted songs and has one client, the music group “3rdWish”, a music group whom Justin Martin, our former Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder prior to the closing of the Stock Purchase.

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

Additionally, the Company’s Directors Charles Camorata, Justin Martin and Karen Aalders appointed Malcolm Adler and Thomas Moore as Directors of the Company and then resigned as Directors of the Company following the filing of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission on February 8, 2013, thus providing the proper notice to the Company’s shareholders.  As of March 31, 2013, all resignations and appointments have been made and are effective.

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

Additionally, the new officers and the new Directors have decided to undertake a change in business focus of the Company from being a music entertainment production company to a U.S. residential and commercial solar developer.  Moving forward, we plan to cease undertaking any music entertainment operations and instead offer solar power solutions to residential and commercial customers across the U.S. One of the reasons for this change in business focus is because the Company believes the outlook for music entertainment production revenues is weak while the demand for residential and commercial solar power energy solutions in the U.S. is increasing - according to a 2012 report by GTM Research and Solar Energy Industries Association, the U.S. solar industry has experienced a 75% growth since 2011.

The Company’s current goal is to become a market leader in the U.S. for the installation and distribution of small to large scale photovoltaic installations.  The Company’s business strategy includes proposed Equipment-Procurement-Construction (EPC) contracts where the Company will be hired to install a solar power system as well as efforts to aggressively target medium to large-scale photovoltaic installations for acquisition “roll-up”.  The Company will not be a solar panel manufacturer and consequently expects to benefit from increasing panel manufacturer competition through lower panel prices.

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

In connection with this new business focus and to finalize all of the transactions previously contemplated by the terms of the Letter of Intent, the Company currently anticipates entering into a share exchange agreement with First Power and the First Power shareholders subsequent to the date of this filing to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements and assuming the closing of such share exchange agreement, the Company anticipates taking action to change its name to “First Power & Light, Inc.” There can be no assurance that the Company will ever be able to acquire the shares of First Power or that such share acquisition and change in business plan will be successful.  The officers and directors of the Company and First Power are the same persons.

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

The Company intends to engage in a “roll-up” campaign of small to medium sized solar installers that it expects will boost its market presence and reach, grow its balance sheet, and increase sales, which program it hopes to begin after completing the planned share acquisition of First Power (as described above).

The Company intends to build its sales force in order to better penetrate these markets and increase business volume.  The Company additionally intends to implement online marketing campaigns and attend prominent solar trade shows held by leading solar organizations such as Solar Power International and Solar Energy Power Association in order to source business opportunities and facilitate relationship building.  The Company plans to target small to mid-sized solar installers for acquisition opportunities.  The Company believes that acquiring other small to mid-sized solar installers will allow it to grow and enter new markets more efficiently and allow it to accept increased business volume.

The Company anticipates needing $2 million in funding over the next 12 months to carry out its business plan.  The Company intends on raising the required funds through sales of securities in private placements.  If the Company cannot source the required funds, it believes that it can continue operations at its current level, but it will not be able to fully carry out the described business plan, and its growth will be minimal or stagnant.

We currently have a monthly “burn rate” consisting of professional fees (which include legal and accounting fees) of approximately $5,000 and interest expense of approximately $0, for a total of $5,000 in monthly expenses.  The Company has historically been dependent upon loans made by the Company’s former majority shareholder and current significant shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below); however, it is not anticipated that Mr. Martin will continue to loan the Company funds moving forward.  As such, the Company plans to raise funds of $2 million by selling equity or debt to investors in exempt private placements.  No assurance can be made that we will be successful in doing so.

Results of Operations and Operating Expenses:

For The Six months Ended March 31, 2013 Compared To The Six months Ended March 31, 2012

We generated no revenues for either the six months ended March 31, 2013 or 2012.

We had $310,875 of total operating expenses for the six months ended March 31, 2013, compared to $31,102 for the six months ended March 31, 2012, an increase in total operating expenses of $279,773 or 90% from the prior period.  Operating expenses included general and administrative expenses for both periods and the increase in operating expenses was mainly due to additional professional fees associated with the letter of intent.

We had total other expenses of $1,923,086 for the six months ended March 31, 2013, compared to $9,107 for the six months ended March 31, 2012, an increase in other expenses of $1,913,979 or 99% from the prior period.  Interest expense associated with increased borrowings from our shareholders was $5,216 and the Company recognized a loss on the conversion of debt to equity in the amount of $1,917,870.

We had a loss from discontinued operations of $2,271 for the six months ended March 31, 2013, compared to a gain from discontinued operations of $18,310 for the six months ended March 31, 2012, an increase in net loss of $20,581 or 189% from the prior period.

We had a net loss of $2,236,142 for the six months ended March 31, 2013, compared to a net loss of $21,899 for the six months ended March 31, 2012, an increase in net loss of $2,214,243 or 99% from the prior period.

For The Three months Ended March 31, 2013 Compared To The Three months Ended March 31, 2012

We generated no revenues for either the six months ended March 31, 2013 or 2012.

We had $285,454 of total operating expenses for the three months ended March 31, 2013, compared to $16,494 for the three months ended March 31, 2012, an increase in total operating expenses of $268,960 or 95% from the prior period.  Operating expenses included general and administrative expenses for both periods and the increase in operating expenses was mainly due to an increase in additional professional fees.

We had total other expenses of $1,736,731 for the three months ended March 31, 2013, compared to $4,593 for the three months ended March 31, 2012.  Interest expense associated with borrowings from our shareholders was $341 and the Company recognized a loss on the conversion of debt to equity in the amount of $1,736,390.

We had a loss from discontinued operations of $1,105 for the three months ended March 31, 2013, compared to a gain from discontinued operations of $18,725 for the three months ended March 31, 2012.

We had a net loss of $2,023,290 for the three months ended March 31, 2013, compared to a net loss of $2,362 for the three months ended March 31, 2012, an increase of $2,020,928.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $15 of total current assets consisting solely of cash.

The Company had total assets of $2,570 as of March 31, 2013, which included $15 of current assets and a note receivable of $2,555.

The Company had total current liabilities consisting solely of current liabilities of $100,954 as of March 31, 2013, which included $25,191 of accounts payable and accrued liabilities, $341 of accrued interest on related party debt, representing accrued interest on the loans payable to Jeffrey Martin, our largest shareholder prior to the closing of the Stock Purchase, as described below, and $75,422 of related party notes payable to Mr. Martin and Sharon Altman, our current majority shareholder.  As described below, in connection with the Debt Conversion, on January 24, 2013, Mr. Martin converted $145,316 of the related party debt of the Company as of March 31, 2013 along with $45,506 of the accrued related party interest payable by the Company to Mr. Martin as of March 31, 2013, into 1,908,130 shares of the Company’s common stock.

The Company had a deficit accumulated during the development stage of $2,958,233 and a working capital deficit of $100,939 as of March 31, 2013.

As of the end of this quarter, the Company has approximately $15 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Previously the Company has relied upon its majority shareholder to advance funds to allow it to operate, however; we do not expect such funding to continue subsequent to the Stock Purchase Agreement.  Moving forward, the Company will be forced to raise additional funds to support its operations and pay its ongoing and previously accrued expenses, which may be raised through loans from the Company’s related parties (although no current plans exist for such related parties to supply such funding), traditional bank loans, and/or through the sale of debt or equity securities, which could cause material dilution to the Company’s current shareholders.  No assurance can be made that we will be successful in raising such additional funds.

The Company had $88,341 of net cash used in operations for the six months ended March 31, 2013, which was mainly due to $2,233,871 of net loss offset by non-cash expenses of $1,917,870 and $216,000, representing a loss on debt retirement and stock compensation, respectively.  In addition, there was an increase of $11,460 in accounts payable and accrued expenses.

The Company had $87,900 of net cash provided by financing activities for the six months ended March 31, 2013, which was mainly due to $75,422 of borrowings from related parties and $12,478 raised through the sale of common stock.

Debt Financings and Related Party Notes:

The Company is highly dependent on related party financing, and has historically been dependent on funding from its significant shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expenses for the Company have been provided by and paid or accrued to (i) Jeffrey Martin, the former principal shareholder or to entities controlled by him; or (ii)  by Sharon Altman, our current significant shareholder of the Company or entities controlled by her.

The Related Party Notes are made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and the related parties regarding any future debt financing or the payment of related interest expenses.  All of the Related Party Notes provided to the Company by Mr. Martin have been satisfied in full as of the date of this filing as described below in connection with the Debt Conversion.

We have budgeted the need for approximately $2 million of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our business plan, which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for fiscal 2013, we will be restricted in the implementation of our business plan.

The financial statements included herein have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has had minimal revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

At March 31, 2013 and September 30, 2012, interest in the amounts of $341 and $43,174, respectively, is accrued on these notes. Interest expense for the six months ended March 31, 2013 and 2012 and from inception was $5,216, $9,107 and $88,089, respectively.

For the six month periods ending March 31, 2013 and 2012, and for the period from inception through March 31, 2013, the Company has recognized conversion of debt losses in the amounts of $1,917,870, $0 and $1,917,870, respectively.  For the six month periods ending March 31, 2013 and 2012, and for the period from inception through March 31, 2013, the Company recognized forgiveness of debt income in the amounts of $0, $0 and $1,215, respectively.

Debt Conversion Transactions

On January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 shares of the Company’s common stock at $1.00 per share to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The Company recognized a loss on the conversion of debt in the amount of $181,480.

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the satisfaction of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822. The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 shares are unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

 Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

Our Principal Executive and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, has concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The conclusions notwithstanding, you are advised that no system is foolproof.

(b) Changes in internal control over financial reporting

As previously disclosed, during the period covered by this Quarterly Report, we underwent a change of control.  Current management is completely different from the management in place prior to the change of control and therefore cannot comment on whether the controls and procedures it has implemented are similar to the controls and procedures in place prior to the change in control.

PART II - OTHER INFORMATION

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

On January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 shares of the Company’s common stock at $1.00 per share to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The Company recognized a loss on the conversion of debt in the amount of $181,480.

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the conversion of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822. The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 shares are unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390.

On February 5, 2013, the Company authorized the issuance of 200,000 restricted shares of the Company’s common stock to a consultant for services.  The shares were valued at $1.08 per share, or $216,000.

At various dates during the quarter, the Company authorized the issuance of 10,695,000 restricted shares of the Company’s common stock to various individuals and entities in exchange for $660,000, or an average of $.06 per share.  As of March 31, 2013, the Company had not received any proceeds from the sale of the stock and has recorded a subscription receivable of $660,000.

The Company claims an exemption from registration afforded by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering and the recipients were “accredited investors” as defined in Rule 501 as promulgated under the Act.   No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012	10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment	S-1	3.1	3/18/11
3.2	Certificate of Conversion	S-1	3.2	3/18/11
3.3	Articles of Incorporation	S-1	3.3	3/18/11
3.4	Bylaws	S-1	3.4	3/18/11
10.1	Form of Promissory Note	S-1/A	10.1	7/12/11
10.2	A45 Music Agreement	S-1/A	10.2	7/12/11
10.3	Lease Agreement	S-1/A	10.3	7/12/11
10.4	Agreement between Mainstream and Barton	10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC	10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC	10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC	8-K	10.3	2/8/13
31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document (#)
101.SCH#	XBRL Taxonomy Extension Schema Document (#)
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document (#)
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document (#)
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document (#)
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document (#)

*	Filed herewith.
**	Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.

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

MAINSTREAM ENTERTAINMENT, INC.

Date: May 20, 2013	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012	10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment	S-1	3.1	3/18/11
3.2	Certificate of Conversion	S-1	3.2	3/18/11
3.3	Articles of Incorporation	S-1	3.3	3/18/11
3.4	Bylaws	S-1	3.4	3/18/11
10.1	Form of Promissory Note	S-1/A	10.1	7/12/11
10.2	A45 Music Agreement	S-1/A	10.2	7/12/11
10.3	Lease Agreement	S-1/A	10.3	7/12/11
10.4	Agreement between Mainstream and Barton	10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC	10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC	10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC	8-K	10.3	2/8/13
31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document (#)
101.SCH#	XBRL Taxonomy Extension Schema Document (#)
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document (#)
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document (#)
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document (#)
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document (#)

*	Filed herewith.
**	Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.

(#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.