Form 10-Q
period 2013-06-30
First Power & Light, Inc.
filed 2013-08-19
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54602

FIRST POWER AND LIGHT, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐   No   ☒

At August 16, 2013, there were 66,655,000 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3. Quantitative and Qualitative Disclosures about Market Risk

25

Item 4. Controls and Procedures

25

PART II - OTHER INFORMATION

26

Item 1. Legal Proceedings

26

Item 1A. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

27

Item 4. Mine Safety Disclosures

27

Item 5.Other Information.

27

Item 6. Exhibits

28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Power & Light, Inc. f/k/a Mainstream Entertainment, Inc. (A Development Stage Company) Balance Sheets As of June 30, 2013 and September 30, 2012
	June 30, 2013	September 30, 2012
ASSETS:	(unaudited)	(audited)
Current assets:
Cash	$15	$456
Prepaid expense	--	61
Total current assets	15	517

Assets to be discontinued:
Note receivable	2,619	2,555
Recording equipment held for sale, net of accumulated depreciation of $20,445 and $19,340 respectively	--	2,210
Total assets to be discontinued	2,619	4,765

TOTAL ASSETS	$2,634	$5,282

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$24,650	$75,008
Accrued interest – related party	1,898	43,174
Notes payable, net of discount $55,987	5,513	--
Derivative liability	92,165	--
Subscription payable	--	37,522
Notes payable – related party	81,024	145,231
Total Current Liabilities	205,250	300,935

TOTAL LIABILITIES	205,250	300,935

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 66,655,000 and 3,051,870, respectively shares issued and outstanding	66,655	3,052
Additional paid in capital	4,041,295	423,386
Subscriptions receivable	(660,000)	--
Deficit accumulated during the development stage	(3,650,566)	(722,091)
Total stockholders' deficit	(202,616)	(295,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,634	$5,282

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the Three and Nine Months ended June 30, 2013 and 2012, and the period from October 7, 2005 (Inception) through June 30, 2013

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		October 7, 2005 (Inception) Through June 30,
	2013	2012	2013	2012	2013

Operating Expenses:
General and administrative expenses	$66,662	$9,914	$163,718	$43,867	$388,617
Compensation Expense	588,000	---	804,000	---	804,000
Total operating expenses	654,662	9,914	967,718	43,867	1,192,617

Operating Gain (Loss)	(654,662)	(9,914)	(967,718)	(43,867)	(1,192,617)

Other Income (Expense):
Loss on debt forgiveness	---	---	(1,917,870)	---	(1,917,870)
Change in derivative	(30,665)	---	(30,665)	---	(30,665
Interest income	64	---	64	---	66
Interest expense	(7,070)	(4,551)	(12,286)	(13,658)	(95,159)
Penalties	---	---	---	---	(600)
Total other income (expense)	(37,671)	(4,551)	(1,960,757)	(13,658)	(2,044,228)

Net loss from continuing operations	(692,333)	(14,465)	(2,928,475)	(57,525)	(3,236,845)
Income (Loss) from discontinued operations	---	13,440	---	34,600	(413,721)
Net loss	(692,333)	(1,025)	$(2,928,475)	$(22,925)	$(3,650,566)

Basic and diluted net income (loss) per common shares:
Basic and diluted loss per share from continuing operations	(0.01)	(0.00)	(0.08)	(0.02)
Basic and diluted loss per share from discontinued operations	--	0.00	--	0.01
Net loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.08)	$(0.00)

Per Share Information:
Weighted Average Number of Shares Outstanding - Basic and Diluted	66,457,886	3,051,870	36,637,065	3,051,870

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months ended June 30, 2013 and 2012 and

the period from October 7, 2005 (Inception) through June 30, 2013

(unaudited)

	Nine Months ended June 30,		October 7, 2005 (inception) to June 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(2,928,475)	$(22,925)	$(3,650,566)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,210	4,144	93,576
Imputed rent	300	300	1,702
Change in derivative	30,665	--	30,665
Amortization of finance costs and debt discounts	5,513	--	5,513
Loss on equipment	--	--	33,018
Loss on debt conversion	1,917,870	--	1,917,870
Stock Compensation	804,000	--	804,000
Forgiveness of accrued rent	--	--	(13,662)
Forgiveness of debt by third party	--	--	(1,756)
Extraordinary gain on insurance claim	--	--	(13,437)
Impairment of fixed assets	--	--	86,850
Bad Debt	61	--	115
Changes in:
Accounts receivable	--	--	(2,609)
Deposits	--	--	(6,000)
Prepaid expenses & other current assets	(64)	(2,555)	(128)
Accounts payable & accrued expense	12,477	19,864	154,905
Net Cash Flows Provided by (Used in) Operations	(155,443)	(1,172)	(559,944)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	--	--	432
Proceeds from insurance claim	--	--	166,701
Purchase of fixed assets	--	--	(17,982)
Issuance of advances and notes receivable	--	--	(100)
Expenditures on construction in progress	--	--	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	--	--	32,891

Cash Flows from Financing Activities:
Cash borrowings from related parties	81,024	8,250	587,565
Principal payments on related party debt	--	(6,979)	(212,321)
Proceeds from loans and notes	61,500	--	61,500
Cash contributions from former parent company	--	--	45,824
Issuance of common stock	12,478	--	50,000
Distributions to owners	--	--	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	155,002	1,271	527,068
Net Increase (Decrease) in Cash	(441)	99	15
Cash and cash equivalents-Beginning of period	456	6	--
Cash and cash equivalents-End of period	$15	$105	$15

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows cont’d

For the Nine Months ended June 30, 2013 and 2012 and

the period from October 7, 2005 (Inception) through June 30, 2013

(unaudited)

	Nine Months ended June 30,		October 7, 2005 (inception) to June 30,
	2013	2012	2013

SUPPLEMENTARY INFORMATION
Interest Paid	$491	$9,083	$31,885
Income Taxes Paid	$--	$--	$--

Non-cash transactions
Sale of fixed assets paid directly to note holder	$--	$--	$5,000
Equipment purchased by owners	--	--	162,998
Equipment purchased for notes payable	--	--	75,000
Issuance of shares from spin off from parent company	--	--	3,052
Debt extinguished for equity	249,341	--	459,366
Common stock payable	37,522	--	37,522
Common stock subscription	660,000	--	660,000
Related party receivable exchanged for shareholder debt	--	--	102
Discount on Convertible Note	61,500	--	61,500

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

First Power & Light, Inc. (f/k/a Mainstream Entertainment, Inc.), (f/k/a Skreem Studios, Inc and Skreem Studios LLC) (the “Company”) was originally formed in Florida on October 7, 2005 as a limited liability company.  The Company’s initial business was the operation of a recording studio, which began pre-commencement activity in May 2006, renting and operating a studio facility through April 2009, commencing operations in April 2007 and recording nominal revenues for studio usage and for music production from March 2008 through June 2012.  Effective January 25, 2013 a closing occurred on a stock purchase agreement whereby equity members of First Power & Light, LLC, a Delaware Limited Liability Company, acquired controlling interest of the Company.  Under new control, the business focus of the Company will be changing from being a music entertainment production company to a U.S. residential and commercial solar developer, offering solar power solutions to residential and commercial customers across the U.S.

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

The Company currently anticipates entering into a share exchange agreement with First Power and the members of First Power to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements.  The Company has moved its headquarters to 401 East 4th Street, Bridgeport, PA 19405.

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

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of June 30, 2013, no revenue has been recorded.  We will recognize revenue when the solar power systems have been installed.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of June 30, 2013, no long-term contracts have been executed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentrations of Risk

General adverse overall economic conditions such as high employment levels, government subsidies, low consumer confidence, limited credit availability, poor business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from solar energy products.  If the economic conditions continue to be adverse or worsen, the Company may experience material adverse impacts on our business, operating results and financial condition.

The Company’s growth and continued operations could be impaired by limitations on access to capital markets.  If the market for securities were to weaken for an extended period of time, the Company’s ability to raise capital will be substantially reduced.  Even if the market for securities were not to weaken, there is no assurance that a market for the Company’s stock will exist in the future.  The Company, while operating in the music entertainment industry, has generated limited revenues from operations, has incurred substantial expenses and has sustained losses. In addition, as the focus shifts to the solar energy industry, management expects to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur.   Previously the Company’s financing of cash flows has been dependent on loans from one of its principal shareholders.  This funding will not be maintained and if third party funding is not obtained there will be a material adverse effect on its business, results of operations and financial condition.  To meet the need for capital, the Company plans to seek out debt and/or equity financing in the future; however, there are not currently any specific plans to raise such additional financing, and such additional funding may not be available on favorable terms, if at all.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

Supply risk exists.  In previous years global photovoltaic (“PV”) module supply has fluctuated, which has resulted in some price increases and limited availability for solar PV modules. While the risk factors of future shortages have lessened due to multiple manufacturing options, management believes future supply problems are a possibility that must be taken into account.

Workforce risks exists that the Company will not be able to obtain qualified and capable managerial, operational and financial personnel in the regions where needed at a rate of compensation that can be maintained to achieve profitability.  The Company’s performance will be substantially dependent on the performance of its executive officers, Malcolm N. Adler and Thomas Moore.  The loss of the services of either of its executive officers and key employees, particularly in the early stages of operation and development, could have a material adverse effect on its business, results of operations or financial condition.  The Company does not maintain key man life insurance covering either of them.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2013 and September 30, 2012, there were no cash equivalents.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

During the second quarter of fiscal 2013, the Company entered into a definitive agreement to issue shares in consideration for retirement of debt.  A total of 1,908,130 shares were authorized to fulfill $190,822 of related party debt.  As of the period ended March 31, 2013, the Company issued 1,725,130 shares of common stock and the remaining 183,000 was unissued and recorded as stock payable.  During the quarter ending June 30, 2013, the Company satisfied its liability to issue these shares.  Due to conversion of debt, the Company recognized an aggregate loss on conversion of $1,736,390.

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

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.  We analyzed the derivative financial instruments (the Convertible Note), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 92,165	$ (30,665)
Total	$ -	$ -	$ 92,165	$ (30,665)

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes, are expensed as incurred. In the nine months ended June 30, 2013 and 2012 and from inception, the Company has incurred no research and development costs.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2013 and September 30, 2012, there was no current or deferred income tax expense or benefit.

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

Cash paid for income taxes for the nine month periods ended June 30, 2013 and 2012, respectively and from inception was $0.

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

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements and for stock options issued to non-employees using the fair value method in accordance with the provisions of the applicable FASB standards.

During the quarter ended March 31, 2013, the Company issued 200,000 shares as compensation for services at a value of $216,000, or $1.08 per share, which was the market price on the date of grant.

During the quarter ended June 30, 2013, the Company issued 560,000 shares as compensation for services at an aggregate value of $588,000 or $1.05 per share, which was the market price on the date of grant.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $3,552,241 and has a working capital deficit of $106,911 at June 30, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities, although no assurance can be given that either approach will be successful.

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

The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued,” respectively, in the accompanying balance sheets at June 30, 2013 and September 30, 2012.  There were no liabilities to be discontinued and the assets to be discontinued at June 30, 2013 and September 30, 2012 consist of a note receivable in the amount of $2,555 and $2,555, respectively and some recording equipment in the amounts of $0 and $2,210, respectively.  In connection with the announcement of our exit from the music entertainment business, we reclassified certain assets as “Recording equipment held for sale,” in the accompanying consolidated balance sheets.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008, studio operations were discontinued on April 15, 2009 and ceased in 2012 in anticipation of the business shifting to solar energy in early 2013. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the quarter and year ended June 30, 2013 and September 30, 2012.  Moving forward, the Company plans to change its business focus to solar power solutions. Transactions with shareholders and other related parties are described in other notes to these financial statements.

NOTE 6 – NOTE RECEIVABLE

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount was $35,000 and the costs on the contract were $1,400.  The contract was completed in June 2012 and at that time the Company had received payments on the contract totaling $32,445.  As of June 30, 2013 and September 30, 2012, the company held a receivable of the balance due on the contract in the amount of $2,555.  On December 31, 2012 the customer signed a promissory note to pay the Company the entire balance due of $2,555 along with interest accrued at the annual rate of 5% on or before December 31, 2013.  Interest in the amount of $64 has been recorded on the note through June 30, 2013.  Management does not anticipate any problem collecting the funds and, accordingly, have not recorded an allowance for uncollectable funds.

NOTE 7 – RELATED PARTY TRANSACTIONS

All of the non-trade debt financing and related interest expense for the Company has been provided by and paid or accrued to material shareholders or entities controlled by them.  Related party debt as of June 30, 2013 and September 30, 2012 was $82,275 and $188,405, respectively.

During the quarter, the Company authorized the issuance of a total of 1,908,130 of common shares to retire $190,822 in notes payable and accrued interest owed to note holders.  As of June 30, 2013 the company issued 1,725,130 common share and 183,000 common shares is recorded as $184,830 stock payable.  Due to conversion of debt, the Company recognized a loss on debt conversion of $1,917,870.  During the quarter ending June 30, 2013, the Company satisfied its liability to issue these shares.

The facility at which the Company’s equipment held is stored is owned by an entity controlled by Jeffrey Martin, a material shareholder and the rent expense for usage is contributed by the shareholder as additional paid in capital in the amounts of $300, $300, and $1,600 for the nine months ended June 30, 2013 and 2012 and from inception to June 30, 2013, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company issued convertible note payable that provide for the issuance of convertible note with variable conversion provisions. The conversion terms of the convertible note are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and as result pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option was recorded as derivative liabilities on the issuance date.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $92,165 and $-0- at June 30, 2013 and September 30, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $30,665 and $-0- for the nine months ended June 30, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $30,665 for the nine months ended June 30, 2013 consisted of a loss of $36,145 due to the value in excess of the face value of the convertible notes, a gain of ($5,480) attributable to the fair value on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2013 and September 30, 2012, respectively:

	June 30,	September 30,
	2013	2012
Convertible Debentures	$ 92,165	$ -
Total	$ 92,165	$ -

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended June 30, 2013 and the year ended September 30, 2012:

Derivative Liability Total
Balance, September 30, 2012	$ -
Increase in derivative value due to issuances of convertible promissory note	97,645
Change in fair market value of derivative liabilities	(5,480)
Balance, June 30, 2013	$ 92,165

Key inputs and assumptions used to value the convertible debentures during the six months ended June 30, 2013:

The underlying stock price $0.2100 was used as the fair value of the common stock;

•

The LG Capital note face amounts as of 6/30/13 are $61,500 with the same terms as at issuance and effectively convert at 64.49%.

•

The projected volatility for each valuation period was based on the volatility of 18 comparable companies in the same industry and ranged from 65% to 174% over the next 5 years:

•

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder;

•

Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013 at 75% of market generating dilutive reset events at prices below $0.09485 (rounded) for the Notes;

•

The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

•

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Notes payable consists of the following convertible notes (further described below):

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Convertible notes payable: maturity within 9 months; interest rate at 8%; convertible at 40-55% discount to trading fair market value; convertible 180 days from the Issue Date at option of holder	$61,500	$--
Debt discount	(55,987)	(--)
Derivative liability	92,165	(--)
	$97,678	$--
Long-term portion of convertible debt	$--	$--
Current portion of convertible debt	$97,678	$--

Convertible Note Payable

The Company has received proceeds from an unrelated third party in exchange for a Convertible Promissory Note made effective on May 13, 2003.  The note carries an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due and shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The note is convertible into common stock at a conversion price of 55% (45% discount) of the calculated average of the two lowest trading prices for the common stock during the 10 day trading day period prior to the date of the conversion notification.  The holder has not converted any portion of these notes in satisfaction of the amounts due as of June 30, 2013.  The discount recognized as a result of the derivative valuation is $61,500, amortization utilizing effective interest method for the period ended June 30, 2013 is $5,513; the note balance net discount of $55,987 as of June 30, 2013 is $5,513.

The Company retains a professional service to assist in the valuation of its convertible notes by using multinomial lattice models. As of June 30, 2013 and September 30, 2012, the derivative liability was calculated to be $92,165 and $0, respectively.

NOTE 10 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value stock authorized.  As of June 30, 2013, there were 66,665,000 shares outstanding.

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

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

On January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The transaction was valued at $240,000, or $1.00 per share, which was the fair market value on date of grant.  As of June 30, 2013, the Company recognized losses on settlement of debt of $181,480, which is recorded a part of $1,917,870 and includes $1,736,390 loss on related party debt conversion.

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the forgiveness of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of June 30, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390, which is recorded as part of $1,917,870 total loss on conversion of debt that includes loss in settlement of debt of $181,480.

At various time during the quarter ended March 31, 2013, the Company issued an aggregate of 10,695,000 shares for cash consideration totaling $660,000.  As of June 30, 2013, the Company had not received proceeds from the issuances and has recorded common stock subscribed in the amount $660,000.

During the quarter ended March 31, 2013, the Company issued an aggregate of 200,000 shares as compensation for services for a value of $216,000, or $1.08 per share, which was the market price on the date of grant.

During the quarter ended June 30, 2013, the Company issued an aggregate of 560,000 shares as compensation for services for a value of $588,000 or $1.05 per share, which was the market price on the date of grant.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Effective January 25, 2013, the Company and First Power and Light, LLC (a Pennsylvania Limited Liability Company) entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the July 4, 2012 Letter of Intent or September 20, 2012 (as amended January 4, 2013) Stock Purchase (see Note 1), which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of First Power and Light, LLC execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company. (See Note 1.)

NOTE 12 – EQUIPMENT

Property and equipment at June 30, 2013 and September 30, 2012 consisted entirely of $0 and $2,210 of recording studio equipment.  The equipment is being stored and is not in service.  As of the date of this report, the equipment is being held for sale.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 13 – OTHER ASSETS – EQUIPMENT HELD (NOT IN SERVICE)

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company received a second funding through LG Capital Funding, LLC in the amount of $61,500.  The Convertible Promissory Note is subject to the same terms and conditions as the previous note. (see Footnote 8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to June 30, 2013. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

Organizational History

First Power & Light, Inc. (f/k/a Mainstream Entertainment, Inc.), (f/k/a Skreem Studios, Inc and Skreem Studios LLC) (the “Company”) was originally formed to undertake entertainment production activities as a limited liability company (Skreem Studios, LLC) in Florida, on October 7, 2005.The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.

On April 1, 2007, the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) and commenced business operations.  In June 2008, the then majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record as of July 1, 2008, received one share of Skreem Studios, Inc. for each share owned of Insight Management Corporation. Insight Management Corporation, as of July 1, 2008, is no longer related to the Company.  On August 2, 2010, the Company changed its name to Mainstream Entertainment, Inc.  On July 1, 2013, the Company changed its name to First Power & Light, Inc.

Prior to the closing of the Stock Purchase (described below), the Company was primarily engaged in music production and distribution in the United States and Europe. Specifically, the Company, a development stage company, leased a recording studio equipped to provide all of the services necessary for recording and editing finished audio products and planned to act as a producer; music licenser and manager.  The Company owns rights to certain copyrighted songs and has one client, the music group “3rdWish”, a music group whom Justin Martin, our former Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder prior to the closing of the Stock Purchase.

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

Additionally, the Company’s Directors Charles Camorata, Justin Martin and Karen Aalders appointed Malcolm Adler and Thomas Moore as Directors of the Company and then resigned as Directors of the Company following the filing of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission on February 8, 2013, thus providing the proper notice to the Company’s shareholders.  As of June 30, 2013, all resignations and appointments have been made and are effective.

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

In connection with this new business focus and to finalize all of the transactions previously contemplated by the terms of the Letter of Intent, the Company has entered into a share exchange agreement with First Power and the First Power shareholders subsequent to the date of this filing to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements. There can be no assurance that the Company will ever be able to acquire the shares of First Power or that such share acquisition and change in business plan will be successful.  The officers and directors of the Company and First Power are the same people.

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

The Company intends to engage in a “roll-up” campaign of small to medium sized solar installers that it expects boost its market presence and reach, grow its balance sheet, and increase sales, which program it hopes to begin after completing the planned share acquisition of First Power (as described above).

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

The Company anticipates needing $2 million in funding over the next 12 months to carry out its business plan.  The Company intends to raise the required funds through sales of securities in private placements.  If the Company cannot source the required funds, it believes that it can continue operations at its current level, but it will not be able to fully carry out the described business plan, and its growth will be minimal or stagnant.

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

Results of Operations and Operating Expenses:

For The Nine months Ended June 30, 2013 Compared To The Nine months Ended June 30, 2012

We generated no revenues for either the nine months ended June 30, 2013 or 2012.

We had $967,718 of total operating expenses for the nine months ended June 30, 2013, compared to $43,867 for the nine months ended June 30, 2012, an increase in total operating expenses of $923,851 or 95% from the prior period.  Operating expenses solely included general and administrative expenses for both periods and the increase in operating expenses was mainly due to additional professional fees associated with the letter of intent.

We had total other expenses of $1,960,757 for the nine months ended June 30, 2013, compared to $13,658 for the nine months ended June 30, 2012, an increase in other expenses of $1,947,099 or 99% from the prior period.  Interest expense associated with increased borrowings from our shareholders was $6,126.  Amortization of the debt discount and related interest accrual on the Convertible Note Payable entered into on May 13, 2013 was $5,513.  The Company recognized a loss on the conversion of debt to equity in the amount of $1,917,870.

We had a loss from discontinued operations of $2,271 for the nine months ended June 30, 2013, compared to a gain from discontinued operations of $18,310 for the nine months ended June 30, 2012, an increase in net loss of $20,581 or 189% from the prior period.

We had a net loss from continuing operations of $2,928,475 for the nine months ended June 30, 2013, compared to a net loss of $57,525 for the nine months ended June 30, 2012, an increase in net loss of $2,870,950 or 98% from the prior period.

For The Three months Ended June 30, 2013 Compared To The Three months Ended June 30, 2012

We generated no revenues for either the three months ended June 30, 2013 or 2012.

We had $654,662 of total operating expenses for the three months ended June 30, 2013, compared to $9,914 for the three months ended June 30, 2012, an increase in total operating expenses of $644,748 or 98% from the prior period.  Operating expenses solely included general and administrative expenses for both periods and the increase in operating expenses was mainly due to an increase in additional professional fees and$588,000 in stock compensation expense to consultants.

We had total other expenses of $37,671 for the three months ended June 30, 2013, compared to $4,551 for the three months ended June 30, 2012.  Interest expense associated with borrowings from our shareholders was $910.  Amortization of the debt discount and related interest accrual on the Convertible Note Payable entered into on May 13, 2013 was $5,513.

We had a net loss of $692,333 for the three months ended June 30, 2013, compared to a net loss of $1,025 for the three months ended June 30, 2012, an increase of $691,308.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $15 of total current assets consisting solely of cash.

The Company had total assets of $2,634 as of June 30, 2013, which included $15 of current assets and a note receivable of $2,619.

The Company had total current liabilities totaling $205,251 as of June 30, 2013, which included $24,651 of accounts payable and accrued liabilities and$1,898of accrued interest on our loans payable.  As described below, in connection with the Debt Conversion, on January 24, 2013, Mr. Martin converted $145,316 of the related party debt of the Company as of March 31, 2013 along with $45,506 of the accrued related party interest payable into 1,908,130 shares of the Company’s common stock.  The balance of related party debt as of June 30, 2013 is $81,024.

The Company had a deficit accumulated during the development stage of $3,650,566 and a working capital deficit of $205,235 as of June 30, 2013.

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

The Company had $155,443 of net cash used in operations for the nine months ended June 30, 2013, which was mainly due to $2,928,475 of net loss offset by non-cash expenses of $1,917,870 and $804,000, representing a loss on debt retirement and stock compensation, respectively.  In addition, there was an increase of $12,477 in accounts payable and accrued expenses.

The Company had $155,002 of net cash provided by financing activities for the nine months ended June 30, 2013, which was due to $81,024 of borrowings from related parties, $12,478 raised through the sale of common stock, and $61,500 in proceeds from a note payable.

Debt Financings and Related Party Notes:

The Company is highly dependent on related party financing, and has historically been dependent on funding from its significant shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the former principal shareholder or to entities controlled by him and also by Sharon Altman, our current significant shareholder of the Company prior to the closing of the Stock Purchase Agreement or entities controlled by him and Sharon Altman, the Company’s current majority shareholder.

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

Effective May 13, 2013, the Company entered into a Convertible Promissory Note with LG Capital Funding, LLC for a principle amount of $61,500.  Pursuant to the terms of the note, the Company is obligated to pay 8% interest per annum until its maturity date of February 13, 2014.  The Holder has the right to convert the debt into common stock of the Company no sooner than 180 days from the effective date of the Note.  The conversion price is a variable conversion price calculated as 55% multiplied by the average of the two lowest trading prices for the stock during the 10 day period ending one trading day prior to the date the conversion notice is sent by the Holder to the Company.  As of June 30, 2013, the Company has accrued $647 in interest on the note and recognized a loss on the derivative feature of the note in the amount of $30,665.

As of June 30, 2013 and September 30, 2012, the Company accrued interest on these notes in the amounts of $1,898 and $43,174, respectively. Interest expense for the nine months ended June 30, 2013 and 2012 and from inception to June 30, 2013 was $12,286, $13,658 and $95,159 respectively.

For the nine month period ending June 30, 2013 and 2012, and for the period from inception through June 30, 2013, the Company has recognized conversion of debt losses in the amounts of $1,917,870, $0 and $1,917,870, respectively. For the nine month period ending June 30, 2013 and 2012, and for the period from inception through June 30, 2013, the Company recognized forgiveness of debt income in the amounts of $0, $0 and $1,215, respectively.

Debt Conversion Transactions

On January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 shares of the Company’s common stock at $1.00 per share to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The Company recognized a loss on the conversion of debt in the amount of $181,480.

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the satisfaction of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390.

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

(a) Evaluation of disclosure controls and procedures

Our Principal Executive and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, has concluded that as of that date, our disclosure controls and procedures were inadequate and ineffective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The conclusions notwithstanding, you are advised that no system is foolproof.

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

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the conversion of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390. As of June 30, 2013, the Company satisfied its obligation to issue the outstanding shares.

On January 24, 2013, the Board of Directors of the Company authorized the issuance of 1,725,130 shares of the Company’s common stock at $1.01 per share, to Jeffrey Martin, a principal shareholder of the Company and his designees in exchange for the forgiveness of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The Company retired a total value of $190,822 in debt which included $45,506 in related interest.

On January 24, 2013, the Company entered into a definitive agreement to issue 183,000 shares in consideration for retirement of debt and has recorded a subscription payable valued at $184,830, or $1.01 per share and closing of the transaction is expected during the third quarter of fiscal 2013.

On February 5, 2013, the Company authorized the issuance of 200,000 restricted shares of the Company’s common stock to a consultant for services.  The shares were valued at $1.08 per share, or $216,000.

On April 17, 2013, the Company authorized the issuance of 760,000 restricted shares of the Company’s common stock to consultants for services.  The shares were valued at $1.05 per share, or $588,000.

At various dates during the period, the Company authorized the issuance of 10,695,000 restricted shares of the Company’s common stock to various individuals and entities in exchange for $660,000, or an average of $.06 per share.  As of June 30, 2013, the Company had not received any proceeds from the sale of the stock and has recorded a subscription receivable of $660,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS#	XBRL Instance Document (#)	X
101.SCH#	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

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

FIRST POWER & LIGHT, INC.
Registrant

Date: August 19, 2013	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS#	XBRL Instance Document (#)	X
101.SCH#	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

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