Form 10-K
period 2013-09-30
First Power & Light, Inc.
filed 2014-01-14
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

Securities Registered Pursuant of Section 12(b) of the Act:  None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   Market value of 28,112,000 shares held by non-affiliates as of March 28, 2013 was $35,140,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

At January 13, 2014, there were 73,034,160 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

3

ITEM 1. BUSINESS

3

ITEM 1A. RISK FACTORS

6

ITEM 2. PROPERTIES

13

ITEM 3. LEGAL PROCEEDINGS

13

ITEM 4. MINE SAFETY DISCLOSURES.

13

PART II

14

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

14

ITEM 6. SELECTED FINANCIAL DATA

15

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

44

ITEM 9A. CONTROLS AND PROCEDURES

44

ITEM 9B. OTHER INFORMATION

45

PART III

45

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

45

ITEM 11.  EXECUTIVE COMPENSATION.

49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

50

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

51

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

52

PART IV

54

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

54

SIGNATURES

55

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2013. AS USED HEREIN, THE "COMPANY," “FIRST POWER,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO FIRST POWER & LIGHT, INC.

ITEM 1. BUSINESS

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

We currently have a monthly “burn rate” consisting of professional fees (which include legal and accounting fees) of approximately $55,000 and interest expense of approximately $207,000, for a total of $262,000 in monthly expenses.  The Company has historically been dependent upon loans made by the Company’s former majority shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below); however, it is not anticipated that Mr. Martin will continue to loan the Company funds moving forward.  As such, the Company plans to raise funds of $2 million by selling equity or debt to investors in exempt private placements.  No assurance can be made that we will be successful in doing so.

ITEM 1A. RISK FACTORS

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

The target date for the completion of the transaction is shortly after the filing of this report and under the terms of the agreement the surviving entity will operate under the name to First Power and Light, Inc., which we changed our name to effective July 1, 2013 in anticipation of this occurrence. In the event that we consummate the transaction with First Power, our majority shareholders may change and new shares of common stock may be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders may change the composition of our Board of Directors and replace our current management. The new management may change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do consummate the transaction with First Power or any similar transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of the transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with.

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

Following the consummation of the transactions contemplated by the Letter of Intent and Stock Purchase Agreement with First Power, the existing members of First Power will own    approximately 94% of the total outstanding shares of our common stock.  This means that the existing members of First Power will have the right, if they were to act together, to exercise control over us, including making decisions with respect to appointing Directors and therefore officers, issuing additional shares, entering into mergers, consolidations, approving the sale of all or substantially all of our assets, as well as the power to effectively prevent or cause a change in control. Any investor who purchases shares in our Company will be a minority shareholder and as such will have little to no say in the direction of our Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Directors appointed by First Power, which will enable such Directors to control who serves as officers of our Company as well as any changes in our Board of Directors.

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

We have a history of financial losses.  We had no revenue during fiscal 2013 or 2012.

We had net losses of $4,394,481 and $71,486 for the years ending September 30, 2013 and 2012.  As of September 30, 2013, we had a working capital deficit of $1,016,833 and a deficit accumulated during the development stage of $5,146,636.

The Company is completely dependent on its ability to raise and secure present and future funding.  Currently no entity is obligated to fund the Company and the Company cannot provide any assurance that a suitable funding source will be available to us in the future.

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

First Power and Light is a relatively new business entity with limited capital resources. Its future plans may require significant capital, which may not be available on an as needed basis.  We estimate that we will need approximately $875,000 of additional funding.  If the Company’s capital is insufficient to reach and impact their targeted market, it may not be able to achieve the intended goals and objectives, or succeed in its industry.

Our independent registered public accounting firm issued a report for the year ended September 30, 2012 that contained a “going concern” explanatory paragraph.

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the year ended September 30, 2013 containing a “going concern” paragraph. Our notes to the financial statements disclose that our cash flows have been absorbed in operating activities and we have incurred net losses for the period ended September 30, 2013, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

Our success depends heavily on our management who has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

The management team, including Malcolm Adler, President, Chief Executive Officer and Director; Thomas Moore, Vice President, Secretary/Treasurer and Director, is responsible for the operations and reporting of the Company. The requirements of operating as a small public company are new to the management team.  This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than anticipated. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  Presently, given our limited operations, we estimate (this is a forward-looking statement) that our annual costs to comply with SEC reporting requirements are between $50,000 and $100,000.

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

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our President.

We have only two directors (including our President). Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Current Economic Conditions May Impact Our Commercial Success and Ability to Obtain Financing.

The current economic conditions could have a serious impact on the ability of the Company to sustain its viability.  Due to the decrease in overall spending, there is a possibility that fewer potential residential, commercial, and governmental customers will choose to install solar systems resulting in less economic activity for the Company.  Since we are a very small operation, we may not be able to attract enough customers to sustain ourselves.  In addition, due to the severe difficulty in obtaining credit in the current economic crisis, we may have trouble seeking out and locating additional funds if we so desire or require financing of our operations. Current economic conditions may severely limit our access to traditional sources of capital.  If necessary, we may seek loans or additional equity from our majority shareholder, or officer/directors or other outside sources of capital. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the remaining unissued 26,965,340 authorized shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders which may further dilute common stock book value, and that dilution may be material.

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

We will need additional capital to allow us to expand our business plan to increase capacity to procure and install the solar systems desired by    our customers and such financing may be unavailable or too costly.

Our ability to continue to develop the business that we are planning to utilize is dependent on our ability to secure financing and allocate sufficient funds required to support our marketing activity. Additional financing may not be available on favorable terms or even at all.  If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our ability to raise additional funds may diminish if the public equity markets become less supportive of the industry.  We estimate that we will need approximately $2,000,000 of additional capital to support our  business activity in the next  twelve months.

Risks Related to Our Common Stock and Its Market

Ms. Sharon Altman owns directly and indirectly through related parties approximately 51% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, her interest could conflict with yours.

Sharon Altman holds directly and indirectly 37,000,000 shares of our common stock, representing approximately 51% of the outstanding shares of our common stock. Accordingly, Ms. Altman will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, as Ms. Altman will likely continue to be our largest shareholder. Additionally, Ms. Altman and management own a combined total of approximately 53.5% of shares outstanding. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders. As a result, Ms. Altman and management have absolute control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Ms. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.  In the event the transactions contemplated by the Letter of Intent and Stock Purchase Agreement described above under “Part I”, “Item 1. Business”, “Letter of Intent”, takes place, we will likely have new majority shareholders who will have majority voting control over the Company and will dictate the outcome of all corporate actions.

We expect to issue additional stock in the future to finance our business plan and the potential dilution caused by the issuance of stock in the future may cause the price of our common stock to drop.

As of the date of this filing there were 73,034,160 issued and outstanding shares of common stock. Moving forward we may need to raise additional capital, which may then result in the issuance of additional shares of common stock or debt instruments. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

We Do Not Currently Have A Robust Public Market For Our Securities. If There Is A Market For Our Securities In The Future, Such Market May Be Volatile And Illiquid.

Our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “MSEI” since April 2012 which was changed to the symbol “VOLT” on July 1, 2013. As the end of trading on January 10, 2014, our stock traded 113,019 shares per trading day over the past 245 trading days. There can be no assurance that an active public market will continue to exist for our common stock. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability to, among other things, their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

Our debt to equity ratio is likely to be high at the commencement of operations due to the requirement of borrowing funds to continue operations.  Currently the total outstanding debt against the Company, as of September 30, 2013 is $1,013,917, of which $98,376 is owed to shareholders, and $915,541 to other third parties.

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

The Company faces substantial competition from a number of providers of similar services.      Many of the Company's competitors, particularly those competitors which are large, have substantially greater financial,   marketing, and technical resources and have greater name recognition and customer allegiance than the Company. This may affect our ability to attract business and limit the opportunities to generate revenues.

ITEM 2. PROPERTIES

The Company is currently provided the use of office space at 401 East 4th Street, Building 6, Bridgeport, PA 19405 free of charge by First Power and Light, LLC.  Neither First Power nor the Company currently has any present intention to change or modify such lease arrangement.  The Company has recorded a like-kind contribution to paid in capital of $400 for the fiscal period ending September 30, 2013.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “MSEI” since April 2012, until July 1, 2013 when the symbol changed to “VOLT”.

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

Holders of Common Stock

As of January 13, 2014 we had an aggregate of 116 stockholders of record as reported by our transfer agent, VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516.

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

Description of Capital Stock

The authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share. As of January 13, 2014, there were 73,034,160 shares of common stock issued and outstanding.  The following summary description of the common stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

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

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

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

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the conversion of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.    The Company retired a total value of $190,822 in debt which included $45,506 in related interest.  Due to conversion of debt the Company recognized a loss of $1,736,390. As of September 30, 2013, the Company satisfied its obligation to issue the outstanding shares.

During the period ended September 30, 2013, Company authorized the issuance of 2,549,160 shares of free trading shares of the Company’s common stock for the conversion of debt. Total debt relieved was $99,584 which includes principal and interest.  Due to conversion within the term of the note, no gain or loss was recognized as a result of the conversion.

At various dates during the period, the Company authorized the issuance of 1,240,000 restricted shares of the Company’s common stock to a consultant for services.  The shares were valued based on fair market value on date of grant at an average of $0.82 per share, or $997,050.

The Company authorized the issuance of 10,695,000 restricted shares of the Company’s common stock to various individuals and entities in exchange for $660,000, or an average of $.06 per share.  As of September 30, 2013, the Company had not received any proceeds from the sale of the stock and has recorded a subscription receivable of $660,000.

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

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-K, unless another date is stated, are to September 30, 2013. As used herein, the "Company," “First Power,” "we," "us," "our" and words of similar meaning refer to First Power & Light, Inc.

Organizational History

First Power and Light, Inc. f/k/a Mainstream Entertainment, Inc. was originally formed to undertake entertainment production activities as a limited liability company (Skreem Studios, LLC) in Florida, on October 7, 2005. The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.

On April 1, 2007, the Company was acquired by Insight Management Corporation (f/k/a Skreem Records Corporation) and commenced business operations.  In June 2008, the then majority stockholders authorized a name and entity change from Skreem Studios, LLC to Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off of Skreem Studios, Inc., whereby the shareholders of record as of July 1, 2008, received one share of Skreem Studios, Inc. for each share owned of Insight Management Corporation. Insight Management Corporation, as of July 1, 2008, is no longer related to the Company. On August 2, 2010 the Company changed its name to Mainstream Entertainment, Inc. and effective July 1, 2013 the Company changed its name to First Power and Light, Inc.

Prior to the closing of the Stock Purchase (described below), the Company was primarily engaged in music production and distribution in the United States and Europe. Specifically, the Company, a development stage company, leased a recording studio equipped to provide all of the services necessary for recording and editing finished audio products and planned to act as a producer; music licenser and manager.  The Company owns rights to certain copyrighted songs and has one client, the music group “3rdWish”, whom Justin Martin, our former Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder prior to the closing of the Stock Purchase.

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

Additionally, the Company’s Directors Charles Camorata, Justin Martin and Karen Aalders appointed Malcolm Adler and Thomas Moore as Directors of the Company and then resigned as Directors of the Company following the filing of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission on February 8, 2013, thus providing the proper notice to the Company’s shareholders.  As of September 30, 2013, all resignations and appointments have been made and are effective.

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

In connection with this new business focus and to finalize all of the transactions previously contemplated by the terms of the Letter of Intent, the Company has entered into a share exchange agreement with First Power and the First Power shareholders subsequent to the date of this filing to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements. There can be no assurance that the Company will ever be able to acquire the shares of First Power or that such share acquisition and change in business plan will be successful.  The officers and directors of the Company and First Power are the same person.

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

We currently have a monthly “burn rate” consisting of professional fees (which include legal and accounting fees) of approximately $55,000 and interest expense of approximately $207,000, for a total of $262,000 in monthly expenses.  The Company has historically been dependent upon loans made by the Company’s former majority shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below); however, it is not anticipated that Mr. Martin will continue to loan the Company funds moving forward.  As such, the Company plans to raise funds of $2 million by selling equity or debt to investors in exempt private placements.  No assurance can be made that we will be successful in doing so.

Results of Operations and Operating Expenses:

For The Twelve months Ended September 30, 2013 Compared To The Twelve months Ended September 30, 2012

We generated no revenues for the twelve months ended September 30, 2013 and 2012.

We had $1,602,183 of total operating expenses for the twelve months ended September 30, 2013, compared to $87,319 for the twelve months ended September 30, 2012, an increase in total operating expenses of $1,511,864 from the prior period.  Operating expenses solely included general and administrative expenses for both periods and the increase in operating expenses was due to additional professional fees associated with the letter of intent and an increase in stock compensation expense.

We had total other expenses of $2,790,027 for the twelve months ended September 30, 2013, compared to $18,767 for the twelve months ended September 30, 2012, an increase in other expenses of $2,771,260 from the prior period.  Interest expense associated with increased borrowings from our shareholders was $14,995.  Amortization of the debt discount and related interest accrual on the Convertible Notes Payable entered into during the period was $192,266.  The Company recognized a loss on the conversion of debt to equity in the amount of $1,917,870. Change in fair value of derivative $665,032.

We had a net loss from continuing operations of $4,392,210 for the twelve months ended September 30, 2013, compared to a net loss of $106,086 for the twelve months ended September 30, 2012, an increase in net loss of $4,322,995 from the prior period.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $15 of total current assets consisting solely of cash.

The Company had total current liabilities totaling $1,016,848 and $293,477 as of September 30, 2013 and 2012, which included $54,758 of accounts payable and accrued liabilities; $50,406 (net discount of $12,547) of guaranteed liability; $44,402 (net discount of $286,598) of note payable due to third party; derivative liability of $776,924; and related party payable of $90,358.  The increase of $723,370 related primarily relates to derivative liability as a result of convertibles notes with floating conversion rate.

The Company had a deficit accumulated during the development stage of $5,146,636 and a working capital deficit of $1,016,833 as of September 30, 2013.

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

The Company had $434,277 of net cash used in operations for the twelve months ended September 30, 2013, which was mainly due to $4,394,481 of net loss offset by non-cash expenses of $1,917,870 and $1,006,650, representing a loss on debt retirement and stock compensation, respectively.  In addition, there was an increase of $42,749 in accounts payable and accrued expenses and an increase to guaranteed liabilities of $130,411.

The Company had $433,836 of net cash provided by financing activities for the twelve months ended September 30, 2013, which was due to $90,358 of borrowings from related parties, $12,478 raised through the sale of common stock, and $331,000 in proceeds from a note payable.

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

Effective May 13, 2013, and subsequently, the Company entered into Convertible Promissory Notes with LG Capital Funding, LLC for a principle amount of $331,000.  Pursuant to the terms of the note, the Company is obligated to pay 8% interest per annum..  The Holder has the right to convert the debt into common stock of the Company no sooner than 180 days from the effective date of the Note.  The conversion price is a variable conversion price calculated as 55% multiplied by the average of the two lowest trading prices for the stock during the 10 day period ending one trading day prior to the date the conversion notice is sent by the Holder to the Company.  As of September 30, 2013 and September 30, 2012, the Company has recognized a loss on the derivative feature of the notes in the amounts and $665,032 and $0, respectively.

As of September 30, 2013 and September 30, 2012, the Company accrued interest on these notes in the amounts of $8,018 and $43,174, respectively. Interest expense for the twelve months ended September 30, 2013 and 2012 and from inception to September 30, 2013 was $207,221 (includes amortization of discount of $192,266), $18,767 and $290,094 respectively.

For the twelve month period ending September 30, 2013 and 2012, and for the period from inception through September 30, 2013, the Company has recognized conversion of debt losses in the amounts of $1,917,870, $0 and $1,917,870, respectively. For the twelve month period ending September 30, 2013 and 2012, and for the period from inception through September 30, 2013, the Company recognized forgiveness of debt income in the amounts of $0, $0 and $1,215, respectively.

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

On September 17, 2013, the Board of Directors authorized the issuance of 2,549,160 shares of the Company’s common stock, to Note Holders as settlement of derivative financing.  Due to conversion within the terms of the note, no gain or loss was recognized as a result of the conversion.  The value of the principle and accrued interest retired totaled $99,584.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Power and Light, Inc.

(formerly Mainstream Entertainment, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of First Power and Light, Inc. (A Development Stage Company) as of September 30, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended September 30, 2013 and 2012 and for the periods from October 7, 2005 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Power and Light, Inc. as of September 30, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 13, 2014

First Power & Light, Inc. fka Mainstream Entertainment, Inc. (A Development Stage Company) Balance Sheets As of September 30, 2013 and September 30, 2012
	September 30, 2013	September 30, 2012
ASSETS:		(restated)
Current assets:
Cash	$15	$456
Prepaid expense	---	61
Total current assets	15	517

Assets to be discontinued:
Note receivable	---	2,555
Recording equipment held for sale, net of accumulated depreciation	---	2,210
Total assets to be discontinued	---	4,765

TOTAL ASSETS	$15	$5,282

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$54,758	$118,246
Guaranteed liability, net of discount $12,547	50,406	30,000
Notes payable, net of discount $286,598	44,402	---
Derivative liability	776,924	---
Notes payable – related party	90,358	145,231
Total Current Liabilities	1,016,848	293,477

TOTAL LIABILITIES	1,016,848	293,477

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 69,684,160 and 3,051,870, respectively shares issued and outstanding	69,684	3,052
Additional paid in capital	4,710,519	423,386
Common stock payable	9,600	37,522
Subscriptions receivable	(660,000)	---
Deficit accumulated during the development stage	(5,146,636)	(752,155)
Total stockholders' deficit	(1,016,833)	(288,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$5,282

See accompanying notes to financial statements.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the Twelve Months ended September 30, 2013 and 2012, and the period from October 7, 2005 (Inception) through September 30, 2013

	Twelve Months Ended September 30,		October 7, 2005 (Inception) Through September 30,
	2013	2012	2013
		(restated)
Operating Expenses:
General and administrative expenses	$1,602,183	$87,319	$1,860,632
Total operating expenses	1,602,183	87,319	1,860,632

Operating Gain (Loss)	(1,602,183)	(87,319)	(1,860,632)

Other Income (Expense):
Loss on debt forgiveness	(1,917,870)	---	(1,917,870)
Forgiveness of debt	---	---	1,215
Change in derivative	(665,032)	---	(665,032)
Interest income	96	---	98
Interest expense	(207,221)	(18,767)	(290,094)
Penalties	––	---	(600)
Total other income (expense)	(2,790,027)	(18,767)	(2,872,283)

Net loss from continuing operations	(4,392,210)	(106,086)	(4,732,915)
Income (Loss) from discontinued operations	(2,271)	34,600	(413,721)
Net loss	$(4,394,481)	$(71,486)	$(5,146,636)

Basic and diluted net income (loss) per common shares:
Basic and diluted loss per share from continuing operations	$(0.10)	$(0.03)
Basic and diluted loss per share from discontinued operations	(0.00)	0.01
Net Loss per common Shares – Basic and Diluted	$(0.10)	$(0.02)

Per Share Information:
Weighted Average Number of
Shares Outstanding - Basic and Diluted	44,204,804	3,051,870

See accompanying notes to financial statements.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the period from October 7, 2005 (Inception) through September 30, 2013

								Deficit
								Accumulated
	Common Stock		Additional	Common		Common		During the	Total
	Shares	Amount	Paid-in Capital	Stock Subscribed		Stock Payable		Development Stage	Stockholders Deficit
Inception to October 7, 2005
Founders shares	3,051,870	$3,052	$(3,052)	$	---	$	---	$––	$––
Fixed Assets contributed from owner	––	––	143,467		––		––	––	143,467
Net Loss	––	––	––		––		––	(14,828)	(14,828)
Balances - September 30, 2006	3,051,870	$3,052	$140,415	$	---	$	---	$(14,828)	$128,639
Distributions to owners	––	––	(5,500)		––		––	––	(5,500)
Equipment contributed from owners	––	––	10,971		––		––	––	10,971
Expenses paid by owners	––	––	17,799		––		––	––	17,799
Cash contributions from owners	––	––	13,500		––		––	––	13,500
Net Loss	––	––	––		––		––	(78,220)	(78,220)
Balances - September 30, 2007	3,051,870	$3,052	$177,185	$	---	$	---	$(93,048)	$87,189
Cash contributions from owners	––	––	32,324		––		––	––	32,324
Expenses paid by owners	––	––	718		––		––	––	718
Equipment contributed from owners	––	––	1,732		––		––	––	1,732
Debt Extinguished by Parent Company	––	––	205,500		––		––	––	205,500
Net Loss	––	––	––		––		––	(205,086)	(205,086)
Balances - September 30, 2008	3,051,870	$3,052	$417,459	$	---	$	---	$(298,134)	$122,377
Expenses paid by owners	––	––	202		––		––	––	202
Credit card debt assumed by owners	––	––	4,525		––		––	––	4,525
Net Loss	––	––	––		––		––	(232,252)	(232,252)
Balances - September 30, 2009	3,051,870	$3,052	$422,186	$	---	$	---	$(530,386)	$(105,148)
Expenses paid by owners	––	––	400		––		––	––	400
Net Loss	––	––	––		––		––	(78,122)	(78,122)
Balances - September 30, 2010	3,051,870	$3,052	$422,586	$	---	$	---	$(608,508)	$(182,870)
Expenses paid by owners	––	––	400		––		––	––	400
Net Loss	––	––	––		––		––	(72,161)	(72,161)
Balances - September 30, 2011	3,051,870	$3,052	$422,986		$––	$	---	$(680,669)	$(254,631)
Expenses paid by owners	––	––	400		––		––	––	400
Common stock subscribed					––		37,522	––	37,522
Net Loss	––	––	––		––		––	(71,486)	(71,486)
Balance - September 30, 2012 (restated)	3,051,870	$3,052	$423,386		$––		$37,522	$(752,155)	$(288,195)
Common stock issued for cash	50,000,000	50,000	---		––		(37,522)	––	12,478
Common stock issued for retirement of accounts payable	240,000	240	239,760		––		––	––	240,000
Common stock issued as retirement of debt	1,908,130	1,908	1,925,303		––		––	––	1,927,211
Common stock issued as compensation	1,240,000	1,240	995,810		––		9,600	––	1,006,650
Common stock subscribed	10,695,000	10,695	649,305		(660,000)		––	––	---
Common stock issued for guaranteed liability	2,549,160	2,549	97,035		––		––	––	99,584
Adjustments to derivative liability due to debt conversion	––	––	379,519		––		––	––	379,519
Contribution of capital	––	––	400		––		––	––	400
Net Loss	––	––	––		––		––	(4,394,481)	(4,394,481)
Balances - September 30, 2013	69,684,160	$69,684	$4,710,519		$(660,000)		$9,600	$(5,146,636)	$(1,016,833)

See accompanying notes to financial statements.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Twelve Months ended September 30, 2013 and 2012 and

the period from October 7, 2005 (Inception) through September 30, 2013

	Twelve Months ended September 30,		October 7, 2005 (inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities:		(restated)
Loss from continuing operation	$(4,394,481)	$(71,486)	$(5,146,636)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,210	5,526	93,576
Imputed rent	400	400	1,802
Change in derivative	665,032	---	665,032
Amortization of finance costs and debt discounts	192,266	---	192,266
Loss on equipment	––	––	33,018
Loss on debt conversion	1,917,870	---	1,917,870
Stock Compensation	1,006,650	---	1,006,650
Forgiveness of accrued rent	––	––	(13,662)
Forgiveness of debt by third party	––	––	(1,215)
Extraordinary gain on insurance claim	––	––	(13,437)
Impairment of fixed assets	––	––	86,850
Bad Debt	2,555	––	2,766
Interest	---		(98)
Changes in:
Accounts receivable	––	––	(2,609)
Deposits	––	––	(6,000)
Prepaid expenses & other current assets	61	(2,555)	(128)
Guaranteed Liability	130,411	30,064	160,475
Accounts payable & accrued expense	42,749	14,787	184,702
Net Cash Flows Provided by (Used in) Operations	(434,277)	(23,264)	(838,778)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	––	––	432
Proceeds from insurance claim	––	––	166,701
Purchase of fixed assets	––	––	(17,982)
Issuance of advances and notes receivable	––	––	(100)
Expenditures on construction in progress	––	––	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	––	––	32,891

Cash Flows from Financing Activities:
Cash borrowings from related parties	90,358	8,250	596,899
Principal payments on related party debt	––	(22,058)	(212,321)
Proceeds from loans and notes	331,000	---	331,000
Cash contributions from former parent company	––	––	45,824
Issuance of common stock	12,478	37,522	50,000
Distributions to owners	––	––	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	433,836	23,714	805,902
Net Increase (Decrease) in Cash	(441)	450	15
Cash and cash equivalents-Beginning of period	456	6	––
Cash and cash equivalents-End of period	$15	$456	$15

See accompanying notes to financial statements.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Twelve Months ended September 30, 2013 and 2012 and

the period from October 7, 2005 (Inception) through September 30, 2013

(audited)

SUPPLEMENTARY INFORMATION
Interest Paid	$491	$9,083	$31,885
Income Taxes Paid	$––	$––	$––

Non-cash transactions
Sale of fixed assets paid directly to note holder	$––	$––	$5,000
Equipment purchased by owners	––	––	162,998
Equipment purchased for notes payable	––	––	75,000
Issuance of shares from spin off from parent company	––	––	3,052
Debt extinguished for equity	249,341	––	459,366
Common stock subscription	660,000	––	660,000
Related party receivable exchanged for shareholder debt	––	––	102
Discount on guaranteed liability	160,411	30,064	160,411
Conversion of guaranteed liability	99,584	---	99,584
Discount on derivative	331,000	––	331,000
Settlement of derivative on conversion	379,519	---	379,519

See accompanying notes to financial statements.

First Power & Light, Inc. fka

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

First Power & Light, Inc. fka

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of September 30, 2013, no revenue has been recorded.  We will recognize revenue when the solar power systems have been installed.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of September 30, 2013, no long-term contracts have been executed.

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

First Power & Light, Inc. fka

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and September 30, 2012, there were no cash equivalents.

First Power & Light, Inc. fka

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

During the second quarter of fiscal 2013, the Company entered into a definitive agreement to issue shares in consideration for retirement of debt.  A total of 1,908,130 shares were authorized to fulfill $190,822 of related party debt.  As of the period ended March 31, 2013, the Company issued 1,725,130 shares of common stock and the remaining 183,000 was unissued and recorded as stock payable.  During the quarter ending September 30, 2013, the Company satisfied its liability to issue these shares.  Due to conversion of debt, the Company recognized an aggregate loss on conversion of $1,736,390.

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

Guaranteed Liabilities

The Company evaluates its guaranteed liabilities pursuant to ASC 460-10-25.  Notes in the amounts of $30,000; $15,650; $51,808; $28,757; and $34,196 were guaranteed in the form of a pledge of common stock to satisfy the amount owed if the obligator defaults.  The Company records guarantee liabilities based on the likelihood of repayment.  The Company recorded guarantee liabilities due to the fact that it obligated itself to issue common stock to settle debts of a related party.  The liability is recorded at the fair value of the amount required to settle the liability as of the balance sheet date.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815,

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 776,924	$ (665,032)
Total	$ -	$ -	$ 776,924	$ (665,032)

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the twelve months ended September 30, 2013 and 2012 and from inception, the Company has incurred no research and development costs.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2013 and September 30, 2012, there was no current or deferred income tax expense or benefit.

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

Cash paid for income taxes for the twelve month periods ended September 30, 2013 and 2012, respectively and from inception was $0.

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

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

During the period ended September 30, 2013, the Company issued 1,240,000 shares as compensation for services at an aggregate value of $997,050, or $0.80 per share. The shares were valued based on fair market value on the date of grant. In addition 400,000 shares were authorized and not issued as of September 30, 2013; as a result $9,600 was recorded as a stock payable based on fair market value on date of grant. As of September 30, 2013, a total stock compensation expense of $1,006,650 was recorded.

Correction of an Error in Previously Issued Financial Statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued.  The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 6 of the footnotes to the financial statements presented herein.

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

First Power & Light, Inc. fka

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $5,146,636 and has a working capital deficit of $1,016,833 at September 30, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities, although no assurance can be given that either approach will be successful.

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

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued,” respectively, in the accompanying balance sheets at September 30, 2013 and September 30, 2012.  There were no liabilities to be discontinued and the assets to be discontinued at September 30, 2013 and September 30, 2012 consist of a note receivable in the amount of $2,555 and $2,555, respectively and some recording equipment in the amounts of $0 and $2,210, respectively.  In connection with the announcement of our exit from the music entertainment business, we reclassified certain assets as “Recording equipment held for sale,” in the accompanying consolidated balance sheets.  As of September 30, 2013, the Company wrote off the balance of the note receivable to bad debt expense.

NOTE 5 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008, studio operations were discontinued on April 15, 2009 and ceased in 2012 in anticipation of the business shifting to solar energy in early 2013. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the quarter and year ended September 30, 2013 and September 30, 2012.  Moving forward, the Company plans to change its business focus to solar power solutions. Transactions with shareholders and other related parties are described in other notes to these financial statements.

NOTE 6 – CORRECTION OF A PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATMENTS

The Company’s stock was pledged to guarantee the repayment of promissory notes issued in 2012-2013 with an accredited investor.  The obligator on these Promissory Notes was issued to a related party. Promissory-convertible notes issued in 2012-2013 became tainted May 13, 2013.  The Holder issued these notes in the amounts of $30,000; $15,650; $51,808; $28,757; and $34,196 (the “Fixed Convertible Notes” or the “Notes” included no deferred financing cost or legal fees).

The Fixed Convertible Notes: (a) bears interest (not convertible) at 3% per annum; (b) the principal and accrued interest becomes convertible at maturity if not redeemed; (c) is convertible optionally by the Holder at any time after maturity; (d) bears 3% interest on default with no payment penalty; (e) redeemable at 100%; (f) and the fixed conversion prices of $0.025 and $0.05.  The conversion feature taints the Note and should be accounted for as a derivative liability due to the variable conversion provisions of the other notes based on guidance in FAS 133 and EITF 07-05.

During the period ended March 31, 2013 the Company authorized 400,000 shares issued to consultant for services.  The shares were valued at $150,000 based on fair market value on the date of grant and issued during the period ended September 30, 2013.

The Company’s restatements of its financial statements include the fair value of the embedded derivative and shares issued for services.  As this error correction includes a comparative reporting period, the Balance Sheet balances as of September 30, 2012 and subsequent quarters are restated as follows:

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

Restatement of Comparative Year Figures

September 30, 2012 (Comparative year)

	As filed		Adjustment		Restated Actual
Balance Sheet (Extract)

Current Assets	$517	$	---		$517
Assets to be discontinued	$4,765	$	---		$4,765
Total Assets	$5,282	$	---		$5,282
Total Current Liabilities	$263,413		$30,064	(a)	$293,477

Total stockholders’ deficit	$(258,131)		$(30,064)	(a)	$(288,195)

Total Liabilities and Stockholders’ Deficit	$5,282	$	---		$5,282

Statement of Operations (Extract):
Operating Expense	$57,255		$30,064	(a)	$87,319

Other Income (Expense)	$(18,767)	$	---		$(18,767)

Net income (loss) from continuing operations	$(76,022)		$(30,064)	(a)	$(106,086)

Net income (loss) from discontinuing operations	$34,600	$	---		$34,600

Net Loss	$41,422		$30,064	(a)	$71,486
December 30, 2012

Balance Sheet (Extract)
Current Assets	$15	$	---		$15
Assets to be discontinued	$3,660	$	---		$3,660
Total Assets	$3,675	$	---		$3,675
Total Current Liabilities	$280,660		$45,942	(a)	$326,602

Total stockholders’ deficit	$(276,925)		$(45,942)	(a)	$(322,867)

Total Liabilities and Stockholders’ Deficit	$3,675	$	---		$3,675

Statement of Operations (Extract):
Operating Expense	$25,331		$15,650	(a)	$40,981

Other Income (Expense)	$(4,875)		$(288)	(a)	$(5,163)

Net income (loss) from continuing operations	$(30,206)		$(15,938)	(a)	$(46,144)

Net income (loss) from discontinuing operations	$(1,166)	$	---		$(1,166)

Net Loss	$31,372		$15,938	(a)	$(47,310)

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013

Balance Sheet (Extract)
Current Assets	$15	$	---		$15
Assets to be discontinued	$2,555	$	---		$2,555
Total Assets	$2,570	$	---		$2,570
Total Current Liabilities	$100,954		$127,103	(a)	$228,057

Total stockholders’ deficit	$(98,384)		$(127,103)	(a,b)	$(225,487)

Total Liabilities and Stockholders’ Deficit	$2,570	$	---		$2,570

Statement of Operations (Extract):
Operating Expense	$310,785		$246,215	(a)	$557,000

Other Income (Expense)	$(1,923,086)		$(824)	(a)	$1,923,910

Net income (loss) from continuing operations	$(2,233,871)		$(247,039)	(a,b)	$(2,480,910)

Net income (loss) from discontinuing operations	$(2,271)	$	---		$(2,271)

Net Loss	$2,236,142		$247,039	(a,b)	$2,483,181

June 30, 2013

Balance Sheet (Extract)
Current Assets	$15	$	---		$15
Assets to be discontinued	$2,619	$	---		$2,619
Total Assets	$2,634	$	---		$2,634
Total Current Liabilities	$205,250		$602,315	(a,c)	$807,565

Total stockholders’ deficit	$(202,616)		$(602,315)	(a,b,c)	$(804,931)

Total Liabilities and Stockholders’ Deficit	$2,634	$	---		$2,634

Statement of Operations (Extract):
Operating Expense	$965,447		$280,411	(a,b)	$1,245,888

Other Income (Expense)	$(1,960,757)		$(441,840)	(a,b,c)	$(2,402,597)

Net income (loss) from continuing operations	$(2,926,204)		$(722,251)	(a,b,c)	$(3,648,455)

Net income (loss) from discontinuing operations	$(2,271)	$	---		$(2,271)

Net Loss	$2,928,475		$722,251	(a,b,c)	$3,650,726

(a)

Relates to guaranteed liability

(b)

Relates to shares issued for services

(c)

Relates to derivative liability

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 7 – NOTE RECEIVABLE

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount was $35,000 and the costs on the contract were $1,400.  The contract was completed in June 2012 and at that time the Company had received payments on the contract totaling $32,445.  As of September 30, 2013 and September 30, 2012, the company held a receivable of the balance due on the contract in the amount of $2,555.  On December 31, 2012 the customer signed a promissory note to pay the Company the entire balance due of $2,555 along with interest accrued at the annual rate of 5% on or before December 31, 2013.  As of September 30, 2013, the Company determined it was not able to collect the funds and has recorded an allowance for bad debt against the balance owed.

NOTE 8 – RELATED PARTY TRANSACTIONS

A portion of the non-trade debt financing and related interest expense for the Company has been provided by and paid or accrued to material shareholders or entities controlled by them.  Related party debt as of September 30, 2013 and September 30, 2012 was $90,358 and $145,231, respectively.  Accrued interest related to the debt as of September 30, 2013 and 2012 was $2,616 and $43,175, respectively, and is included in the Account Payable and Accrued Expense balance of $54,758 as of September 30, 2013.

During the period, the Company authorized the issuance of a total of 1,908,130 of common shares to retire $190,822 in notes payable and accrued interest owed to related party note holders.  Due to conversion of debt, the Company recognized a loss on debt conversion of $1,917,870.  During the quarter ending September 30, 2013, the Company satisfied its liability to issue these shares.

The Company guaranteed liabilities through promissory notes with an accredited investor (the “Holder” or “Hertzog”), in the amounts of $30,000; $15,650; $51,808; $28,757; and $34,196 (the “Fixed Convertible Notes” or the “Notes” included no deferred financing cost or legal fees). The Company’s guarantee is in the form of a pledge of common stock to satisfy the amount owed if the obligator defaults.  The entire amount of principal and interest under these notes has been recorded as Guaranteed Liability by the Company and as follows.

-

On September 4, 2012 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $30,000 at a 3% interest rate with maturity date of May 1, 2013 convertible at a fixed amount of 1,200,000 shares.  On July 30, 2013 the holder converted both principal and interest ($30,811) into 1,200,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On December 30, 2012 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $15,650 at a 3% interest rate with maturity date of June 30, 2013 convertible at a fixed amount of 313,000 shares.  On September 17, 2013 the holder converted both principal and interest ($15,986) into 313,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On January 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $51,808 at a 3% interest rate with maturity date of July 30, 2013 convertible at a fixed amount of 1,036,160 shares.  On September 17, 2013 the holder converted both principal and interest ($52,787) into 1,036,160 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On March 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $28,757 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 575,149 shares.  As of September 30, 2013, the balance remains outstanding and has accrued interest of $435.

-

On April 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $34,196 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 683,915 shares.  As of September 30, 2013, the balance remains outstanding and has accrued interest of $430.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The rent expense for usage by the Company is contributed by a shareholder and is recorded as a like-kind contribution to paid in capital in the amounts of $400, $400, and $1,802 for the twelve months ended September 30, 2013 and 2012 and from inception to September 30, 2013, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In May through September 2013, the Company issued convertible Notes to LG Capital Fund, LLC.  The following table reflects the derivative notes of the Company as of September 30, 2013..

HOLDER	INITIAL VALUATION DATE	MATURITY DATE	NOTE AMOUNT	INTEREST REATE	VARIABLE/FIXED CONVERSION RATE
LG Capital Note - May 2013	5/13/2013	2/13/2014	61,500	8.0%	55% of average 2 low bids 10 TD's
Hertzog -1 Note	5/13/2013	5/1/2013	30,000	3.0%	Convertible to 1,200,000 shares
Hertzog -2 Note	5/13/2013	6/30/2013	15,650	3.0%	Convertible to 313,000 shares
Hertzog -3 Note	5/13/2013	7/30/2013	51,808	3.0%	Convertible to 1,036,160 shares
Hertzog -4 Note	5/13/2013	9/30/2013	28,757	3.0%	Convertible to 575,149 shares
Hertzog -5 Note	5/13/2013	10/31/2013	34,196	3.0%	Convertible to 683,915 shares
LG Capital Note - July 2013	7/2/2013	4/2/2014	61,500	8.0%	55% of average 2 low bids 10 TD's
LG Capital Note - August 2013	8/8/2013	4/23/2014	76,500	8.0%	45% of average 2 low bids 10 TD's
LG Capital Note-1 - Sept 2013	9/11/2013	6/11/2014	76,500	8.0%	50% of average 2 low bids 10 TD's
LG Capital Note-2 - Sept 2013	9/11/2013	6/11/2014	55,000	8.0%	50% of average 2 low bids 10 TD's

The Variable Convertible Notes are convertible at 45%-55% of the average 2 lowest bid prices for the last 10 trading days and contains a full ratchet reset. The Holders have the right after 180 days following the Date of Issuance, and until any time until the Convertible Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Notes.

The Variable Convertible Notes: (a) bears interest at 8% per annum; (b) the principal and accrued interest is due and payable at maturity; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 125% for days 0-90 and 150% for days 91-180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature).

Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and as result pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option was recorded as derivative liabilities on the issuance date.

In addition, on May 2013, promissory notes issued in 2012 – 2013 with fixed conversion price ($0.025-$0.05) became tainted.  These notes were in the amounts of $30,000; $15,560; $51,808; $28,757; and $34,196.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $776,924 and $0 at September 30, 2013 and September 30, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $665,032 and $-0- for the twelve months ended September 30, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $665,032 for the twelve months ended September 30, 2013 consisted of a loss of $2,110,921 due to the value in excess of the face value of the convertible notes, and a gain of ($1,445,889) attributable to the fair value on the convertible notes.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The following presents the derivative liability value by instrument type at September 30, 2013 and September 30, 2012, respectively:

	September 30,	September 30,
	2013	2012
Convertible Debentures	$ 776,924	$ -
Total	$ 776,924	$ -

The following is a summary of changes in the fair market value of the derivative liability during the twelve months ended September 30, 2013 and the year ended September 30, 2012:

Derivative Liability Total
Balance, September 30, 2012	$ -
Increase in derivative value due to issuances of convertible promissory note	558,677
Increase in derivative value due to tainting of guaranteed liabilities	2,043,655
Decrease due to conversion of guaranteed liabilities	(379,519)
Change in fair market value of derivative liabilities	(1,445,889)
Balance, September 30, 2013	$ 776,924

The existing derivative instruments were valued as of 9/30/13. The following assumptions were used for the valuation of the derivative liability related to the Note:

•

The underlying stock price $0.2600 was used as the fair value of the common stock;

•

The LG Capital note face amounts as of 9/30/13 are the same terms as at issuance and effectively convert at 35.80%, 29.29%, and 32.55%.

•

The projected volatility curve for each valuation period was based on the volatility of 18 comparable companies’ in the same industry.

•

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder;

•

Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013-2014 at 75% of market generating dilutive reset events at prices below $0.09309; $0.07616; and $0.08463 (rounded) for the Notes;

•

The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

•

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 10 – CONVERTIBLE NOTE PAYABLE AND GUARANTEE LIABILITY

Notes payable consists of the following convertible notes (further described below):

Convertible Note Payable		September 30, 2013		September 30, 2012
		(audited)		(audited)
Convertible notes payable: maturity within 9 months; interest rate at 8%; convertible at 40-55% discount to trading fair market value; convertible 180 days from the Issue Date at option of holder		$331,000	$	---
Debt discount		(286,598)		---
Convertible note, net of discount		$44,402	$	---

Convertible Guaranteed Liability
Convertible Guaranteed Liability: maturity within 6 months; interest rate at 3%; convertible at fixed prices of $0.025 - $0.05; convertible 180 days from the Issue Date at option of holder		$62,953		$30,000
Discount on guaranteed liability		(12,547)		---
Guaranteed Liability, net of discount		$50,406		$30,000

Long-term portion of convertible debt	$	---	$	---
Current portion of convertible debt		$871,372		$30,000

Convertible Note Payable

The Company has received proceeds from an unrelated third party in exchange for Convertible Promissory Notes made effective May through September 30, 2013 in the amounts of $61,500, $61,500, $76,500, $76,500, and $55,000.  The notes carry an annual interest rate of 8% on any unpaid principal and a maturity date of twelve months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due and shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The notes are convertible at the option of the holder at any time during the term.  The notes are convertible into common stock at a conversion price between 45%-55% of the calculated average of the two lowest trading prices for the common stock during the 10 day trading day period prior to the date of the conversion notification.  The holder has not converted any portion of these notes in satisfaction of the amounts due as of September 30, 2013.

As of September 30, 2013 and September 30, 2012, the derivative liability was calculated to be $776,924 (includes derivative liability as a result of tainted convertible guaranteed liability) and $0, respectively.

Convertible Guaranteed Liability

The Company guaranteed liabilities through promissory notes with an accredited investor (the “Holder” or “Hertzog”), in various amounts (the “Fixed Convertible Notes” or the “Notes” included no deferred financing cost or legal fees). The Company’s guarantee is in the form of a pledge of common stock to satisfy the amount owed if the obligator defaults.  The

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

entire amount of principal and interest under these notes has been recorded as Guaranteed Liability by the Company and are as follows.

-

On September 4, 2012 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $30,000 at a 3% interest rate with maturity date of May 1, 2013 convertible at a fixed amount of 1,200,000 shares.  On July 30, 2013 the holder converted both principal and interest ($30,811) into 1,200,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On December 30, 2012 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $15,650 at a 3% interest rate with maturity date of June 30, 2013 convertible at a fixed amount of 313,000 shares.  On September 17, 2013 the holder converted both principal and interest ($15,986) into 313,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On January 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $51,808 at a 3% interest rate with maturity date of July 30, 2013 convertible at a fixed amount of 1,036,160 shares.  On September 17, 2013 the holder converted both principal and interest ($52,787) into 1,036,160 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On March 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $28,757 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 575,149 shares.  As of September 30, 2013, the balance remains outstanding and has accrued interest of $435.

-

On April 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $34,196 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 683,915 shares.  As of September 30, 2013, the balance remains outstanding and has accrued interest of $430.

As of September 30, 2013 and September 30, 2012, the derivative liability was calculated to be $776,924 (includes embedded derivative as a result of LG’s Convertible Promissory Note) and $0, respectively.

NOTE 11 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value stock authorized.  As of September 30, 2013, there were 69,684,160 shares outstanding.

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

On January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The transaction was valued at $240,000, or $1.00 per share, which was the fair market value on date of grant.  As of September 30, 2013, the Company recognized losses on settlement of debt of $181,480, which is recorded a part of $1,917,870 and includes $1,736,390 loss on related party debt conversion.

First Power & Light, Inc. fka

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

At various times during the period, the Company issued an aggregate of 1,240,000 shares of common stock as compensation for services to various consultants.  The transactions were valued at $997,050 based on fair market value on date of grant, or an average of $0.80 per share. In addition, during the period, the Company authorized 400,000 shares valued at $9,600 based on fair market value on date of grant.  As of September 30, 2013, the shares remained unissued and recorded as a stock payable.  As of September 30, 2013, total stock compensation is $1,006,650.

At various time during the period ended September 30, 2013, the Company issued an aggregate of 10,695,000 shares for cash consideration totaling $660,000.  As of September 30, 2013, the Company had not received proceeds from the issuances and has recorded common stock subscribed in the amount $660,000.

On September 17, 2013, the Board of Directors authorized the issuance of 2,549,160 shares of the Company’s common stock, to Note Holders as settlement of guaranteed liabilities.  The transactions were valued at $99,584 in the aggregate.

Due to conversion within the terms, no gain or loss was recognized.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – EQUIPMENT HELD (NOT IN SERVICE)

In April, 2009 the Company moved its remaining equipment into storage with the intention of utilizing it in the future for operations.  Upon being moved to storage, the equipment was marked down to fair market value and a loss of $4,777 was recognized to adjust carrying value from net book value during the twelve months ended September 30, 2009. The equipment valued at fair market value is being depreciated over its remaining useful life.  It is now part of discontinued operations and being held for sale. Property and equipment at September 30, 2013 and September 30, 2012 consisted entirely of $0 and $2,210 of recording studio equipment.  The equipment is being stored and is not in service.

NOTE 14 – SUBSEQUENT EVENTS

The Company issued 3,350,000 common shares to consultants for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•	Due to our relatively small size we do not have segregation of duties which is a deficiency in our disclosure controls. We are currently working on the resources to cure this deficiency.
•

We do not have an Audit Committee – While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is important for control purposes. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•

We did not maintain appropriate cash controls – As of September 30, 2013, our Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our Company had limited transactions in their bank accounts.

•

We did not implement appropriate information technology controls – As of September 30, 2013, our Company retained copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

•

Inadequate closing processes to ensure all material misstatement are corrected in the financial statements.  This was evidence by the fact that there were audit adjustments and restates of the financial statements.

Accordingly, our Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financing Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Immediately following the closing of the Stock Purchase on January 25, 2013 (described in greater detail under Item 1.01 above), Malcolm N. Adler and Thomas Moore were appointed as the Chief Executive Officer and President and Secretary and Treasurer, respectively, of the Company. Currently Charles Camorata, Justin Martin and Karen Aalders serve as our Directors, provided that in connection with the closing of the Stock Purchase, such individuals agreed to resign as Directors of the Company and to appoint Mr. Adler and Mr. Moore as our Directors, after the Company has filed a 14f-1 Information Statement with the Securities and Exchange Commission, mailed such Information Statement to the Company’s shareholders and a period of at least 10 days has passed since such mailing date.

(a)  Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Malcolm Adler	43	Director, Chief Executive Officer, Chief Financial Officer, President
Thomas Moore	52	Secretary and Treasurer
Charles Camorata	58	Director
Justin Martin	29	Director
Karen Aalders	61	Director

The following is information on the business experience of each director and officer.

Malcolm Adler, Director, CEO, CFO, President

Malcolm N. Adler graduated from Athens University, Athens, Alabama with a Bachelor Degree in Psychology/Education and holds a Master’s Degree in School Administration from Rider University in Lawrenceville, New Jersey. He has also completed additional studies at Harvard University, Cambridge, Massachusetts, Yale University, New Haven, Connecticut and Princeton University, Princeton, New Jersey.  Since April 2012, Mr. Adler has served as the President of First Power and Light.  From August 1996 to December 2008, Mr. Adler served as an elementary school Principal at the George Washington School in the Camden, New Jersey School District. From September 1987 to July 1996, Mr. Adler served as an elementary school Principal at the John G. Whittier School in the Camden, New Jersey School District. From September 1981 to June 1984, Mr. Adler served as the Acting Principal at various elementary schools in the Camden, New Jersey School District.

As a school administrator, Mr. Adler’s school was selected as a Governors School of Excellence, one of only 25 schools throughout New Jersey. Three continuous years, the children received high level of student achievement according to state department of education benchmarks. During his tenure as school administrator, Mr. Adler managed multiyear budgets for many millions of dollars. Mr. Adler has served as the managing partner of Eileen Property Management, LLC which purchases refurbishes rents and sells real estate, since February 2005.

In spring 2002, Mr. Adler was selected as the recipient of the Patrick Francis Daly Award for Excellence in Educational Leadership (National award through the School Development Program at Yale University). In April 1996, Mr. Adler was selected as a Dodge Fellow for the Principals’ Center at Harvard Graduate School of Education “National Institute for Urban Leaders”. In November 1998, Mr. Adler served on the Board of Trustees and as a Founding Member for the Cramer Hill Community/Development Corporation (community based non-profit).

The Company believes that Mr. Adler’s experience in management, including serving as a Principal of various elementary schools, as well as the money management skills he obtained in such occupations qualify him to serve as a Director of the Company.

Thomas Moore, Secretary and Treasurer

Mr. Moore has served as the Vice President of Construction of First Power and Light located in Bridgeport, Pennsylvania from May 2012 to present.  First Power and Light is a solar EPC company, specializing in solar implementation, site auditing, procurement, engineering, design, installation, finance and system monitoring.  From October 2009 to April 2012, Mr. Moore served as a site auditor and in field operations for Aztec Solar Power, LLC, in Wayne, Pennsylvania, a solar EPC company.  While at Aztec, Thomas was responsible for site auditing, system installation, monitoring and warranty management.  From September 2007 to January 2009, Thomas served as a Senior Systems Engineer at Symantec Corporation in Conshohocken, Pennsylvania, a software security company, where he was responsible for technical liaison support and management of multi-million dollar accounts.  From April 1998 to September 2007, Mr. Moore served as an Area IT Manager for Comcast Cable Incorporated in Philadelphia, Pennsylvania.  Mr. Moore has an Associate’s Degree in Computer Programming from the Community College of Philadelphia, obtained his Institute of Sustainable Power and Quality (ISPQ) Accreditation in PV installation and design from the State University of New York (SUNY) Delhi, in Delhi, New York and received further education in PV installation, design, sale and estimates from Maxwell Education Group, a Solar Training School, located in Philadelphia, Pennsylvania.

Charles Camorata Director

Charles Camorata, 57. Mr. Camorata was elected as President and director of Mainstream Entertainment in 2008. He resigned all positions held with the Company on January 25, 2013. His duties included: Running all operations needed to produce, record, and release music as well as set up the studio operations. He also had oversight of the filing of all publishing of songs in our catalog. Prior to his appointment he was the Vice President/Producer for Skreem Entertainment Corporation (a company affiliated with the Company) from 2000-2007 where he developed new groups and prepared them for recording careers by providing vocal and dance training, as well as produce their first commercially released record.

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

The Company believed that Mr. Camorata’s experience qualified him to act as a director of the Company.

Justin Martin, Director

Justin Martin, 28. Mr. Martin joined Mainstream Entertainment in April 2007 and resigned all positions held on January 25, 2013. Mr. Martin got his start with music group called “3rd Wish”, on or about January 6, 2001. The group for the most part made a name for themselves in the European market. He has extensive music training since the age of 16.  Mr. Martin has no experience operating a public company. He continues to be a member of “3rd Wish.”

The Company believes that his experience qualified him to act as a director of the Company.

Karen Aalders, Director

Karen Aalders, 60, joined Mainstream in 2006 and resigned all positions held on January 25, 2013. Ms. Aadlers has over fifteen years of financial reporting experience with private and publicly listed companies.  Her responsibilities serving as both Secretary/Treasurer and Board Member have included all financial aspects of the companies and daily activities, communicating with accountants and auditors to make sure that all filings and regulations were complied with, and preparing financial presentations for investment banking groups.

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

The Company believed that Ms. Aalder’s experience with financial reporting with private and publicly held companies qualified her to act as a director of the Company.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 11.  EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation for each executive officer for the past two fiscal years ended September 30.

Summary Compensation Table

Name and Position	Year Ended September 30	Salary	Bonus	Stock Awards	Option Awards	Total Compensation
Malcolm Adler, Director, CEO, CFO, President	2013 2012	-0- -0-	0- -0-	-0- -0-	-0- -0-	-0- -0-
Thomas Moore, Secretary, Treasurer	2013 2012	-0- -0-	0- -0-	-0- -0-	-0- -0-	-0- -0-
Charles Camorata, Director[1]	2013 2012	-0- -0-	0- -0-	-0- -0-	-0- -0-	-0- -0-
Justin Martin, Director[1]	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Karen Aalders, Director[1]	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)-Each of these Directors resigned their positions on January 25, 2013 with such resignations becoming effective after the appropriate time lapse subsequent to the filing of notification on 14f-1.

No executive officer received any non-incentive plan compensation, nonqualified deferred earnings, or any other compensation during the periods presented. This does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

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

Director Compensation

Our directors serve without compensation until such time as the Company has sufficient revenue at which time compensation will be set by the Board of Directors.  Management believes that $50,000 of annual revenue is sufficient to consider setting a level of director compensation.  No director received any compensation for services to the Board of Directors during the years ended September 30, 2013 and 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company’s capital stock as of January 14, 2013, by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group. As of January 13, 2014, there were 73,034,160 shares of our common stock issued and outstanding.  The below table and disclosure throughout this report does not include the 50,000,000 shares of common stock the Company has agreed to sell in connection with the Letter of Intent and Stock Purchase Agreement described above under “Part I”, “Item 1. Business”, “Letter of Intent”, as such shares are being held by the Company in escrow, subject to cancellation, pending the closing of the transactions contemplated by the Letter of Intent and Stock Purchase Agreement.

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

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers, directors or shareholder(s) listed in the table below is 401 E 4th Street, Building 6, Bridgeport, PA  19405.

Title of Class	Name and Address	Amount and Nature	Percent of Class
Common	Malcolm Aadler	2,000,000	2.738%
Common	Thomas Moore	100,000	*
Common	Justin Martin	---	*
Common	Karen Aalders	100,000	*
Common	Charles Camorata	20,000	*
	All Executive Officers And Directors As A Group (5 Persons)	2,100,000	2.875%

	5% SHAREHOLDERS
Common	Sharon Aaltman 401 E 4th Street, Building 6Bridgeport, PA 19405	33,000,000	45.18%

* Less than 1%.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

The Company is currently provided the use of office space at 401 East 4th Street, Building 6, Bridgeport, PA 19405 free of charge by First Power and Light, LLC.  Neither First Power nor the Company currently has any present intention to change or modify such lease arrangement.  The Company has recorded a like-kind contribution to Paid in Capital of $400 for the fiscal period ending September 30, 2013.

The Company is highly dependent on related party financing, specifically from its majority shareholder, Jeffrey Martin (“Related Party Notes”).  All of the debt financing and related interest expense for the Company have been provided by and paid or accrued to Jeffrey Martin, the principal shareholder or entities controlled by him.  The Related Party Notes are made formal through promissory notes.  Other than these Related Party Notes, there are no other formal agreements between the Company and Jeffrey Martin regarding any future debt financing or the payment of related interest expenses.  The Related Party Notes, including the outstanding balances of such notes at September 30, 2013 and 2012, are discussed in greater detail above under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Debt Financings and Related Party Notes”.

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

On June 30, 2011, a note payable was forgiven and no longer due.  The Company recognized $1,215 of debt forgiveness income in conjunction with this event, consisting of $1,200 of principal and $15 of accrued interest.  For the twelve month periods ending September 30, 2013 and 2012, and for the period from inception through September 30, 2013, the Company has recognized forgiveness of debt income in the amounts of $0, $0 and $1,215, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended September 30, 2013 and 2012 for professional services rendered by our independent principal accountants, M&K CPAS, PLLC, for the audit of our annual financial statements and the review of our interim financial statements, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $10,550 and $13,250, respectively.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal years ended September 30, 2013 and 2012 for audit related fees rendered by M&K CPAS, PLLC were $14,500 and $10,050, respectively.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for the fiscal years ended September 30, 2013 and 2012 for accounting and professional related fees rendered by ECFO Corporation were $5,380 and $0, respectively.

The aggregate fees billed for the fiscal years ended September 30, 2013 and 2012 for accounting and professional related fees rendered by Swart Baumruk & Co. were $18,225 and $5,000, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS***	XBRL Instance Document (#)	X
101.SCH***	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

*

Indicates management contract or compensatory plan or arrangement.

**

Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.

***

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

FIRST POWER AND LIGHT, INC.

Date: JANUARY 14, 2014	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS***	XBRL Instance Document (#)	X
101.SCH***	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

*

Indicates management contract or compensatory plan or arrangement.

**

Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.