Form 10-Q
period 2013-12-31
First Power & Light, Inc.
filed 2014-02-19
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

As of February 18, 2014, there were 72,534,160 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3. Quantitative and Qualitative Disclosures about Market Risk

28

Item 4. Controls and Procedures

28

PART II - OTHER INFORMATION

29

Item 1. Legal Proceedings

29

Item 1A. Risk Factors

29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3. Defaults Upon Senior Securities

30

Item 4. Mine Safety Disclosures

30

Item 5.Other Information.

30

Item 6. Exhibits

31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Power & Light, Inc. f/k/a Mainstream Entertainment, Inc. (A Development Stage Company) Balance Sheets As of December 31, 2013 and September 30, 2013
	December 31, 2013	September 30, 2013
ASSETS:	(unaudited)
Current assets:
Cash	$15	$15
Total current assets	15	15

TOTAL ASSETS	15	15

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	37,981	46,740
Accrued interest	13,827	8,018
Guaranteed liability, net of discount of $0 and $12,547, respectively	---	50,406
Convertible notes payable, net of discount of $218,116 and $286,598, respectively	112,884	44,402
Derivative liability	533,769	776,924
Notes payable – related party	108,051	90,358
Total Current Liabilities	806,512	1,016,848

TOTAL LIABILITIES	806,512	1,016,848

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 72,534,160 and 69,684,160, respectively Shares issued and outstanding	72,534	69,684
Additional paid in capital	5,154,967	4,710,519
Subscriptions receivable	(660,000)	(600,000)
Common stock payable	73,418	9,600
Deficit accumulated during the development stage	(5,447,416)	(5,146,636)
Total stockholders' deficit	(806,497)	(1,016,833)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$15

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months ended December 31, 2013 and 2012, and

the period from October 7, 2005 (Inception) through December 31, 2013

(unaudited)

	Three Months Ended December 31,		October 7, 2005 (Inception) Through December 31,
	2013	2012 (restated)	2013

Operating Expenses:
General and administrative expenses	$8,934	$40,981	$699,016
Guarantee expense	---	---	160,475
Depreciation expense	---	---	2,210
Stock compensation expense	386,800	---	1,393,450
Total operating expenses	395,734	40,981	2,255,151

Operating Gain (Loss)	(395,734)	(40,981)	(2,255,151)

Other Income (Expense):
Loss on forgiveness of debt	---	---	(1,917,870)
Change in derivative	182,657	---	(482,375)
Interest income	---	---	98
Interest expense	(87,703)	(5,163)	(377,797)
Penalties	---	---	(600)
Total other income (expense)	94,954	(5,163)	(2,778,554)

Net loss from continuing operations	(300,780)	(46,144)	(5,033,695)
Income (Loss) from discontinued operations	---	(1,166)	(413,721)
Net income/(loss)	$(300,780)	$(47,310)	$(5,447,416)

Basic and diluted net income (loss) per common shares:
Basic and diluted loss per share from continuing operations	(0.00)	(0.00)
Basic and diluted loss per share from discontinued operations	0.00	0.00
Net loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Shares Outstanding - Basic and Diluted	66,655,000	53,051,870

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Three Months ended December 31, 2013 and 2012 and

the period from October 7, 2005 (Inception) through December 31, 2013

(unaudited)

	Three Months ended December 31,		October 7, 2005 (inception) to December 31,
	2013	2012 (restated)	2013
Cash Flows from Operating Activities:
Net loss	$(300,780)	$(47,310)	$(5,447,416)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	---	1,105	93,576
Imputed rent	---	100	1,802
Change in derivative	(182,657)	---	482,375
Amortization of finance costs and debt discounts	81,029	---	273,295
Loss on equipment	---	---	33,018
Loss on debt conversion	---	---	1,917,870
Stock Compensation	386,800	---	1,393,450
Forgiveness of accrued rent	---	---	(13,662)
Forgiveness of debt by third party	---	---	(1,215)
Extraordinary gain on insurance claim	---	---	(13,437)
Impairment of fixed assets	---	---	86,850
Bad Debt	---	61	2,609
Changes in:
Accounts receivable	---	---	(2,609)
Deposits	---	---	(6,000)
Prepaid expenses & other current assets	---	---	(3)
Guaranteed liability	---	---	160,475
Accounts payable & accrued expense	(2,085)	22,739	182,551
Net Cash Flows Provided by (Used in) Operations	(17,593)	(23,305)	(856,371)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	---	---	432
Proceeds from insurance claim	---	---	166,701
Purchase of fixed assets	---	---	(17,982)
Issuance of advances and notes receivable	---	---	(100)
Expenditures on construction in progress	---	---	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	---	---	32,891

Cash Flows from Financing Activities:
Cash borrowings from related parties	17,593	10,386	614,492
Principal payments on related party debt	---	---	(212,321)
Proceeds from loans and notes	---	---	331,000
Cash contributions from former parent company	---	---	45,824
Issuance of common stock	---	12,478	50,000
Distributions to owners	---	---	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	17,593	22,864	823,495
Net Increase (Decrease) in Cash	---	(441)	15
Cash and cash equivalents-Beginning of period	15	456	---
Cash and cash equivalents-End of period	$15	$15	$15

The accompanying notes are an integral part of these financial statements.

First Power & Light, Inc. f/k/a

Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows cont’d

For the Three Months ended December 31, 2013 and 2012 and

the period from October 7, 2005 (Inception) through December 31, 2013

(unaudited)

	Three Months ended December 31,				October 7, 2005 (inception) to December 31,
	2013		2012		2013

SUPPLEMENTARY INFORMATION
Interest Paid	$	---		$491	$31,885
Income Taxes Paid	$	---	$	---	$ ---

Non-cash transactions
Sale of fixed assets paid directly to note holder	$	---	$	---	$5,000
Equipment purchased by owners		---		---	162,998
Equipment purchased for notes payable		---		---	75,000
Issuance of shares from spin off from parent company		---		---	3,052
Debt extinguished for equity		63,818		---	459,366
Common stock payable		---		37,522	63,818
Common stock subscription		---		---	660,000
Related party receivable exchanged for shareholder debt		---		---	102
Discount on Convertible Note		---		---	412,029
Adjustment of derivative due to settlement of debt		60,498		---	60,498

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

The financial statements report activity of the Company from its inception on October 7, 2005.  Since the decision has been made and announced to wind down music production, all business revenues and expenses associated with the operation of the music production business are reported as a loss from discontinued operations (see Note 4, Discontinued Operations).  As a result, certain line items in our balance sheets, statements of operations and our statements of cash flows have been reclassified to conform to the current presentation.

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of December 31, 2013, no revenue has been recorded.  We will recognize revenue when the solar power systems have been installed.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of December 31, 2013, no long-term contracts have been executed.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and September 30, 2013, there were no cash equivalents.

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

Subscription Payable

During the period ending September 30, 2013, the Board of Directors authorized 400,000 shares valued at $9,600 based on fair market value on date of grant.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

During the period ended December 31, 2013, the Board of Directors authorized the issuance of 1,259,064 shares to convert $63,818 guaranteed liability.  As of December 31, 2013, 1,259,064 shares remained unissued and recorded as stock payable.

As of December 31, 2013 the Company recorded a total of $73,418 in stock payable which represent 1,659,064 of the Company’s common shares unissued.

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

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 533,769	$ 182,657
Total	$ -	$ -	$ 533,769	$ 182,657

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 776,924	$ (665,032)
Total	$ -	$ -	$ 776,924	$ (665,032)

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes, are expensed as incurred. For the three months ended December 31, 2013 and 2012 and from inception, the Company has incurred no research and development costs.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2013 and September 30, 2013, there was no current or deferred income tax expense or benefit.

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

Cash paid for income taxes for the three month periods ended December 31, 2013 and 2012, respectively and from inception was $0.

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

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

During the quarter ended December 31, 2013, the Company issued 2,850,000 shares as compensation for services at an aggregate value of $386,800 or $0.136 per share, which was the market price on the date of grant.

Correction of an Error in Previously Issued Financial Statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 14 of the footnotes to the financial statements presented herein.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $5,447,416 and has a working capital deficit of $806,497 at December 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities, although no assurance can be given that either approach will be successful.

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

The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued,” respectively, in the accompanying balance sheets at December 31, 2013 and September 30, 2013.  There were no liabilities to be discontinued and the assets to be discontinued at September 30, 2013 consist of a note receivable in the amount of $2,555.  As of September 30, 2013, the Company determined it was not able to collect the funds and recorded an allowance for bad debt against the balance owed.  In connection with the announcement of our exit from the music entertainment business, we reclassified certain assets as “Recording equipment held for sale,” in the accompanying consolidated balance sheets.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008, studio operations were discontinued on April 15, 2009 and ceased in 2012 in anticipation of the business shifting to solar energy in early 2013. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the quarter and year ended December 31, 2013 and September 30, 2013.  Moving forward, the Company plans to change its business focus to solar power solutions. Transactions with shareholders and other related parties are described in other notes to these financial statements.

NOTE 6 – NOTE RECEIVABLE

In December 2011, the Company entered into a contract with one customer to produce a compact disk recording consisting of seven to ten selections to be sold by the customer.  The gross contract amount was $35,000 and the costs on the contract were $1,400.  The contract was completed in June 2012 and at that time the Company had received payments on the contract totaling $32,445.  As of September 30, 2013, the company held a receivable of the balance due on the contract in the amount of $2,555.  On December 31, 2012 the customer signed a promissory note to pay the Company the entire balance due of $2,555 along with interest accrued at the annual rate of 5% on or before December 31, 2013.  As of September 30, 2013, the Company determined it was not able to collect the funds and recorded an allowance for bad debt against the balance owed.

NOTE 7 – RELATED PARTY TRANSACTIONS

A portion of the non-trade debt financing and related interest expense for the Company has been provided by and paid or accrued to material shareholders or entities controlled by them.  Related party debt as of December 31, 2013 and September 30, 2013 was $108,051 and $90,358, respectively.  Accrued interest as of September 30, 2013 and December 31, 2013 is $8,018 and $13,827, respectively.

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

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

On March 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $28,757 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 575,149 shares.  On November 12, 2013 the holder converted both principal and interest ($29,192) into 575,149 shares.  Due to conversion within the term of the note, no gain or loss was recognized.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

On April 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $34,196 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 683,915 shares.  On November 12, 2013 the holder converted both principal and interest ($34,626) into 683,915 shares.  Due to conversion within the term of the note, no gain or loss was recognized.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

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

The following table reflects the derivative notes of the Company as of December 31, 2013:

HOLDER	INITIAL VALUATION DATE	MATURITY DATE	NOTE AMOUNT	INTEREST RATE	VARIABLE/FIXED CONVERSION RATE
Hertzog -1 Note	5/13/2013	5/1/2013	30,000	3.0%	Convertible to 1,200,000 shares
Hertzog -2 Note	5/13/2013	6/30/2013	15,650	3.0%	Convertible to 313,000 shares
Hertzog -3 Note	5/13/2013	7/30/2013	51,808	3.0%	Convertible to 1,036,160 shares
Hertzog -4 Note	5/13/2013	9/30/2013	28,757	3.0%	Convertible to 575,149 shares
Hertzog -5 Note	5/13/2013	10/31/2013	34,196	3.0%	Convertible to 683,915 shares
LG Capital Note - May 2013	5/13/2013	2/13/2014	61,500	8.0%	55% of average 2 low bids 10 TD's
LG Capital Note - July 2013	7/2/2013	4/2/2014	61,500	8.0%	55% of average 2 low bids 10 TD's
LG Capital Note - August 2013	8/8/2013	4/23/2014	76,500	8.0%	45% of average 2 low bids 10 TD's
LG Capital Note-1 - Sept 2013	9/11/2013	6/11/2014	76,500	8.0%	50% of average 2 low bids 10 TD's
LG Capital Note-2 - Sept 2013	9/11/2013	6/11/2014	55,000	8.0%	50% of average 2 low bids 10 TD's

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $533,769 and $776,924 at December 31, 2013 and September 30, 2013, respectively. The change in fair value of the derivative liabilities resulted in a gain of $182,657 and $-0- for the three months ended December 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The gain of $182,657 for the three months ended December 31, 2013 consisted of changes attributable to the fair value on the convertible notes.

The following presents the derivative liability value by instrument type at September 30, 2013 and December 31, 2013, respectively:

	December 31,	September 30,
	2013	2013
Convertible Debentures	$ 533,769	$ 776,924
Total	$ 533,769	$ 776,924

The following is a summary of changes in the fair market value of the derivative liability during the period ended December 31, 2013 and the year ended September 30, 2013:

Derivative Liability Total
Balance, September 30, 2013	$ 776,924
Decrease due to conversion	(60,498)
Change in fair market value of derivative liabilities	(182,657)
Balance, December 31, 2013	$ 533,769

The existing derivative instruments were valued as of December 31, 2013. The following assumptions were used for the valuation of the derivative liability related to the Note:

-

The underlying stock price $0.2600 was used as the fair value of the common stock;

-

The LG Capital note face amounts as of 9/30/13 are the same terms as at issuance and effectively convert at 35.80%, 29.29%, and 32.55%.

-

The projected volatility curve for each valuation period was based on the volatility of 18 comparable companies’ in the same industry.

-

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder;

-

Capital raising events of $50,000 would occur in each quarter for a total of $150,000 in 2013-2014 at 75% of market generating dilutive reset events at prices below $0.09309; $0.07616; and $0.08463 (rounded) for the Notes;

-

The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

-

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Notes payable consists of the following convertible notes (further described below):

Convertible Note Payable		December 31, 2013		September 30, 2013
		(unaudited)		(audited)
Convertible notes payable: maturity within 9 months; interest rate at 8%; convertible at 40-55% discount to trading fair market value; convertible 180 days from the Issue Date at option of holder		$331,000		$331,000
Debt discount		(218,116)		(286,598)
Convertible note, net of discount		$112,884		$44,402

Convertible Guaranteed Liability
Convertible Guaranteed Liability: maturity within 6 months; interest rate at 3%; convertible at fixed prices of $0.025 - $0.05; convertible 180 days from the Issue Date at option of holder	$	---		$62,953
Discount on guaranteed liability		---		(12,547)
Guaranteed Liability, net of discount	$	---		$50,406

Long-term portion of convertible debt	$	---	$	---
Current portion of convertible debt		$331,000		$393,953

Convertible Note Payable

The Company has received proceeds from an unrelated third party in exchange for Convertible Promissory Notes made effective May through September 30, 2013 in the amounts of $61,500, $61,500, $76,500, $76,500, and $55,000. The notes carry an annual interest rate of 8% on any unpaid principal and a maturity date of twelve months from the date of funding. A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due and shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The notes are convertible at the option of the holder at any time during the term. The notes are convertible into common stock at a conversion price between 45%-55% of the calculated average of the two lowest trading prices for the common stock during the 10 day trading day period prior to the date of the conversion notification. The holder has not converted any portion of these notes in satisfaction of the amounts due as of December 31, 2013.  The Company recognized discount amortization of $68,482 as of December 31, 2013.

As of December 31, 2013 and September 30, 2013, the derivative liability was calculated to be $533,769 and $776,924, respectively.

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

-

On March 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $28,757 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 575,149 shares.  On November 12, 2013 the holder converted both principal and interest ($29,192) into 575,149 shares.  Due to conversion within the term of the note, no gain or loss was recognized.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

-

On April 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of First Power and Light, LLC in the amount of $34,196 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 683,915 shares On November 12, 2013 the holder converted both principal and interest ($34,626) into 683,915 shares. The remaining discount of $12,547 was fully amortized during the period. Due to conversion within the term of the note, no gain or loss was recognized.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

As of December 31, 2013 and September 30, 2013, the derivative liability was calculated to be $533,769 and $776,924, respectively.

NOTE 10 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value stock authorized.  As of December 31, 2013, there were 72,534,160 shares outstanding.

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

On January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The transaction was valued at $240,000, or $1.00 per share, which was the fair market value on date of grant.  As of December 31, 2013, the Company recognized losses on settlement of debt of $181,480, which is recorded a part of $1,917,870 and includes $1,736,390 loss on related party debt conversion.

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the forgiveness of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of December 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390, which is recorded as part of $1,917,870 total loss on conversion of debt that includes loss in settlement of debt of $181,480.

At various time during the fiscal year ended September 30, 2013, the Company issued an aggregate of 10,695,000 shares for cash consideration totaling $660,000.  As of December 31, 2013, the Company had not received proceeds from the issuances and has recorded common stock subscribed in the amount $660,000.

At various times during the fiscal year ended September 30, 2013, the Company issued an aggregate of 1,240,000 shares of common stock as compensation for services to various consultants.  The transactions were valued at $997,050 based on fair market value on date of grant, or an average of $0.80 per share. In addition, during the period, the Company authorized 400,000 shares valued at $9,600 based on fair market value on date of grant.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

On September 17, 2013, the Board of Directors authorized the issuance of 2,549,160 shares of the Company’s common stock to Note Holders as settlement of guaranteed liabilities.  The transactions were valued at $99,584 in the aggregate.  Due to conversion within the terms, no gain or loss was recognized.

On November 4, 2013, the Company authorized the issuance of 1,000,000 shares of the Company’s common stock as compensation for services to a consultant.  The transaction was valued at $164,800 based on fair market value on date of grant, or $0.16 per share.

On November 12, 2013, the Company authorized the issuance of 1,850,000 shares of the Company’s common stock as compensation for services to various consultants.  The transaction was valued at $222,000 based on fair market value on date of grant, or $0.12 per share.

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.  The shares remained unissued as of December 31, 2013 and recorded as a stock payable.

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

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 12 – OTHER ASSETS – EQUIPMENT HELD (NOT IN SERVICE)

In April, 2009 the Company moved its remaining equipment into storage with the intention of utilizing it in the future for operations.  Upon being moved to storage, the equipment was marked down to fair market value and a loss of $4,777 was recognized to adjust carrying value from net book value during the twelve months ended September 30, 2009. The equipment is being stored and is not in service.

NOTE 13 – CORRECTION OF PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s stock was pledged to guarantee the repayment of promissory notes issued in 2012-2013 with an accredited investor. The obligator on these Promissory Notes was issued to a related party. Promissory-convertible notes issued in 2012-2013 became tainted May 13, 2013 due to the derivative liability. The Holder issued these notes in the amounts of $30,000; $15,650; $51,808; $28,757; and $34,196 (the “Fixed Convertible Notes” or the “Notes” included no deferred financing cost or legal fees).

The Fixed Convertible Notes: (a) bears interest (not convertible) at 3% per annum; (b) the principal and accrued interest becomes convertible at maturity if not redeemed; (c) is convertible optionally by the Holder at any time after maturity; (d) bears 3% interest on default with no payment penalty; (e) redeemable at 100%; (f) and the fixed conversion prices of $0.025 and $0.05.

The Company’s restatements of its financial statements include the guaranteed liability. As this error correction includes a comparative reporting period, the Balance Sheet balances as of December 31, 2013 and subsequent quarters are restated as follows:

December 30, 2012
	As filed		Adjustment		Restated Actual
Balance Sheet (Extract)
Current Assets	$15	$	---		$15
Assets to be discontinued	$3,660	$	---		$3,660
Total Assets	$3,675	$	---		$3,675
Total Current Liabilities	$280,660		$45,942	(a)	$326,602

Total stockholders’ deficit	$(276,925)		$(45,942)	(a)	$(322,867)

Total Liabilities and Stockholders’ Deficit	$3,675	$	---		$3,675

Statement of Operations (Extract):
Operating Expense	$25,331		$15,650	(a)	$40,981

Other Income (Expense)	$(4,875)		$(288)	(a)	$(5,163)

Net income (loss) from continuing operations	$(30,206)		$(15,938)	(a)	$(46,144)

Net income (loss) from discontinuing operations	$(1,166)	$	---		$(1,166)

Net Loss	$31,372		$15,938	(a)	$(47,310)

(a) Relates to guaranteed liability

First Power & Light, Inc. fka

Mainstream Entertainment, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company has been notified of a lawsuit filed by Nextera Energy Inc. on January 15, 2014 against the Company and First Power and Light, LLC, the Company’s potential acquisition candidate. The complaint alleges certain trademark infringements by the Company and First Power against Nextera’s subsidiary Florida Power and Light, Inc.  In certain press releases disseminated by the Company it had referred to First Power and Light LLC as “FPL” to differentiate it from the Company. This differentiation was necessary due to the fact that the Company and First Power and Light have very similar names and only the formation designation is different, i.e. “Inc.” vs. “LLC.”  There was no intent by the Company to trade on the reputation or goodwill of Florida Power and Light nor was this done for any commercial purpose whatsoever.  In an effort to resolve this lawsuit, Management has held numerous teleconferences with attorneys for Nextera and has, to the best of our knowledge and belief, negotiated a settlement to this suit.  Management has signed an “Order for Preliminary Injunction on Consent” as prepared by Nextera’s attorneys. Under the terms thereof, the Company and First Power and Light LLC., will begin the process of changing their respective names.  As the process gets underway, the appropriate filings and notifications will be made to shareholders, the Securities and Exchange Commission and the Secretaries of State of both Florida and Delaware.  Further, the Company and First Power and Light, LLC will immediately phase out the use of First Power and Light in all sales materials, websites, etc.

On January 23, 2014, the Company received notification from LG Capital Funding, LLC of its desire and intent to exercise the conversion rights of the $61,500 note payable made to the Company on May 13, 2013. Under the terms thereof, the Company’s transfer agent, VStock Transfer, LLC., will issue 636,750 shares of the Company’s common stock. The shares from this conversion are reflected in the amount of shares on the face page of this document.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to December 31, 2013. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

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

Results of Operations and Operating Expenses:

For The Three months Ended December 31, 2013 Compared To The Three months Ended December 31, 2012

We generated no revenues for either the three months ended December 31, 2013 or 2012.

We had $395,734 of total operating expenses for the three months ended December 31, 2013, compared to $40,981 for the three months ended December 31, 2012, an increase in total operating expenses of $354,753 or 90% from the prior period.  Operating expenses solely included general and administrative expenses for both periods and the increase in operating expenses was mainly due to additional professional fees associated with the letter of intent.

We had total other income (expenses) of $94,954 for the three months ended December 31, 2013, compared to $(5,163) for the three months ended December 31, 2012, an decrease in other expenses of $100,117 or 105% from the prior period.  Interest expense associated with increased borrowings from our shareholders and amortization of debt discount was $(87,703). The Company recognized a gain on the change in fair value of derivative of $182,657.

We had a loss from discontinued operations of $1,166 for the three months ended December 31, 2012, compared to a $0 from discontinued operations for the three months ended December 31, 2013, an decrease of $1,166 or 100% from the prior period.

We had a net loss from continuing operations of $300,780 for the three months ended December 31, 2013, compared to a net loss of $47,310 for the three months ended December 31, 2012, an increase in net loss of $253,470 or 84% from the prior period.

Liquidity and Capital Resources

As of December 31, 2013, the Company had $15 of total current assets consisting solely of cash.

The Company had total current liabilities totaling $806,512 as of December 31, 2013, which included $37,981 of accounts payable and accrued liabilities and $13,827 of accrued interest on our loans payable.

The Company had a deficit accumulated during the development stage of $5,447,416 and a working capital deficit of $806,497 as of December 31, 2013.

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

The Company had $17,593 of net cash used in operations for the three months ended December 31, 2013, which was mainly due to $300,780 of net loss offset by non-cash gain of $182,657, amortization expense of $(81,029), and stock compensation expense of $386,800. In addition, there was an decrease of $2,085 in accounts payable and accrued expenses.

The Company had $17,593 of net cash provided by financing activities for the three months ended December 31, 2013, which was due to $17,593 of borrowings from related parties.

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

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.  The shares remained unissued as of December 31, 2013 and recorded as a stock payable.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in (a) the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on January 9, 2013, and (b) the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

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

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the conversion of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390. As of December 31, 2013, the Company satisfied its obligation to issue the outstanding shares.

During the fiscal year ended September 30, 2013, Company authorized the issuance of 2,549,160 shares of free trading shares of the Company’s common stock for the conversion of debt. Total debt relieved was $99,584 which includes principal and interest.  Due to conversion within the term of the note, no gain or loss was recognized as a result of the conversion.

At various dates during the fiscal year ended September 30, 2013, the Company authorized the issuance of 1,240,000 restricted shares of the Company’s common stock to a consultant for services.  The shares were valued based on fair market value on date of grant at an average of $0.82 per share, or $997,050.

The Company authorized the issuance of 10,695,000 restricted shares of the Company’s common stock to various individuals and entities in exchange for $660,000, or an average of $.06 per share.  As of December 31, 2013, the Company had not received any proceeds from the sale of the stock and has recorded a subscription receivable of $660,000.

On November 12, 2013, the Company authorized the issuance of 1,850,000 shares of the Company’s common stock as compensation for services to various consultants.  The transaction was valued at $222,000 based on fair market value on date of grant, or $0.12 per shares.

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.  The shares remained unissued as of December 31, 2013 and recorded as a stock payable.

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

FIRST POWER & LIGHT, INC.
Registrant

Date: February 19, 2014	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS#	XBRL Instance Document (#)	X
101.SCH#	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

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