Form 10-Q
period 2014-03-31
Volt Solar Systems, Inc.
filed 2014-05-20
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 000-54602

VOLT SOLAR SYSTEMS, INC.

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

As of May 13, 2014, there were 86,686,925 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

3

Item 4. Controls and Procedures

3

PART II - OTHER INFORMATION

3

Item 1. Legal Proceedings

3

Item 1A. Risk Factors

3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

3

Item 3. Defaults Upon Senior Securities

3

Item 4. Mine Safety Disclosures

3

Item 5.Other Information.

3

Item 6. Exhibits

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Volt Solar Systems, Inc. f/k/a First Power & Light, Inc. f/k/a Mainstream Entertainment, Inc. (A Development Stage Company) Balance Sheets As of March 31, 2014 and September 30, 2013
	March 31, 2014	September 30, 2013
ASSETS:	(unaudited)
Current assets:
Cash	$15	$15
Total current assets	15	15

TOTAL ASSETS	15	15

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	39,001	46,740
Accrued interest	11,899	8,018
Guaranteed liability, net of discount of $0 and $12,547, respectively	---	50,406
Convertible notes payable, net of discount of $86,855 and $286,598, respectively	161,145	44,402
Derivative liability	391,264	776,924
Notes payable – related party	123,715	90,358
Total Current Liabilities	727,024	1,016,848

TOTAL LIABILITIES	727,024	1,016,848

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 79,084,676 and 69,684,160, respectively Shares issued and outstanding	79,085	69,684
Additional paid in capital	5,303,686	4,710,519
Subscriptions receivable	(660,000)	(600,000)
Common stock payable	129,600	9,600
Deficit accumulated during the development stage	(5,579,380)	(5,146,636)
Total stockholders' deficit	(727,009)	(1,016,833)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$15

The accompanying notes are an integral part of these financial statements.

Volt Solar Systems, Inc.

f/k/a First Power & Light, Inc.

f/k/a Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Operations

For the Three and Six Months ended March 31, 2014 and 2013, and the period from October 7, 2005 (Inception) through March 31, 2014

(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,		October 7, 2005 (Inception) Through March 31,
	2014	2013	2014	2013	2014
		(restated)		(restated)
Operating Expenses:
General and administrative expenses	$25,617	$191,000	$16,684	$150,019	$716,914
Guarantee expense	---	---	---	---	160,475
Depreciation expense	---	---	---	---	2,210
Compensation expense	386,800	366,000	---	366,000	1,393,450
Total operating expenses	412,417	557,000	16,684	516,019	2,273,049

Operating Gain (Loss)	(412,417)	(557,000)	(16,684)	(516,019)	(2,273,049)

Other Income (Expense):
Loss on forgiveness of debt	---	(1,917,870)	---	(1,917,870)	(1,917,870)
Change in derivative	201,487	---	18,830	---	(463,545)
Interest income	---	---	---	---	98
Interest expense	(221,814)	(6,040)	(138,888)	(877)	(511,908)
Penalties	---	---	---	---	(600)
Total other income (expense)	(20,327)	(1,923,910)	(120,058)	(1,918,747)	(2,892,610)

Net loss from continuing operations	(432,744)	(2,480,910)	(136,742)	(2,434,766)	(5,165,659)
Income (Loss) from discontinued operations	---	(2,271)	---	(1,105)	(413,721)
Net income/(loss)	$(432,744)	$(2,483,181)	$(136,742)	$(2,435,871)	$(5,579,380)

Basic and diluted net income (loss) per common shares:
Net loss per Common Share - Basic and Diluted	$(0.01)	$(0.04)	$(0.00)	$(0.03)

Per Share Information:
Weighted Average Number of Shares Outstanding - Basic and Diluted	73,895,010	51,912,274	76,150,842	65,191,799

The accompanying notes are an integral part of these financial statements.

Volt Solar Systems, Inc.

f/k/a First Power & Light, Inc.

f/k/a Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Six Months ended March 31, 2014 and 2013 and

the period from October 7, 2005 (Inception) through March 31, 2014

(unaudited)

	Six Months ended March 31,		October 7, 2005 (inception) to March 31,
	2014	2013	2014
		(restated)
Cash Flows from Operating Activities:
Net loss	$(432,744)	$(2,483,181)	$(5,579,380)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	---	2,210	93,576
Imputed rent	---	200	1,802
Change in derivative	(201,487)	---	463,545
Amortization of finance costs and debt discounts	212,290	---	404,556
Loss on equipment	---	---	33,018
Loss on debt conversion	---	1,917,870	1,917,870
Stock Compensation	386,800	366,000	1,393,450
Forgiveness of accrued rent	---	---	(13,662)
Forgiveness of debt by third party	---	---	(1,215)
Extraordinary gain on insurance claim	---	---	(13,437)
Impairment of fixed assets	---	---	86,850
Bad Debt	---	61	2,609
Changes in:
Accounts receivable	---	---	(2,609)
Deposits	---	---	(6,000)
Prepaid expenses & other current assets	---	---	(3)
Guaranteed liability	---	---	160,475
Accounts payable & accrued expense	1,784	108,499	186,420
Net Cash Flows Provided by (Used in) Operations	(33,357)	(88,341)	(872,135)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	---	---	432
Proceeds from insurance claim	---	---	166,701
Purchase of fixed assets	---	---	(17,982)
Issuance of advances and notes receivable	---	---	(100)
Expenditures on construction in progress	---	---	(116,160)
Net Cash Flows Provided by (Used in) Investing activities	---	---	32,891

Cash Flows from Financing Activities:
Cash borrowings from related parties	154,491	75,422	751,390
Principal payments on related party debt	(121,134)	---	(333,455)
Proceeds/(repayments) of loans and notes	---	---	331,000
Cash contributions from former parent company	---	---	45,824
Common stock subscription	---	12,478	---
Issuance of common stock	---	---	50,000
Distributions to owners	---	---	(5,500)
Net Cash Flows Provided by (Used in) Financing activities	33,357	87,900	839,259
Net Increase (Decrease) in Cash	---	(441)	15
Cash and cash equivalents-Beginning of period	15	456	---
Cash and cash equivalents-End of period	$15	$15	$15

The accompanying notes are an integral part of these financial statements.

Volt Solar Systems, Inc.

f/k/a First Power & Light, Inc.

f/k/a Mainstream Entertainment, Inc.

(A Development Stage Company)

Statements of Cash Flows cont’d

For the Six Months ended March 31, 2014 and 2013 and

the period from October 7, 2005 (Inception) through March 31, 2014

(unaudited)

	Six Months ended March 31,				October 7, 2005 (inception) to March 31,
	2014		2013		2014

SUPPLEMENTARY INFORMATION
Interest Paid	$	---		$491	$31,885
Income Taxes Paid	$	---	$	---	$ ---

Non-cash transactions
Sale of fixed assets paid directly to note holder	$	---	$	---	$5,000
Equipment purchased by owners		---		---	162,998
Equipment purchased for notes payable		---		---	75,000
Issuance of shares from spin off from parent company		---		---	3,052
Debt extinguished for equity		151,596		249,341	610,961
Common stock payable		---		37,522	37,522
Common stock subscription		---		660,000	660,000
Related party receivable exchanged for shareholder debt		---		---	102
Discount on Convertible Note		81,029		---	412,029
Adjustment of derivative due to settlement of debt		184,173		---	184,173

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS

Volt Solar Systems, Inc. (f/k/a First Power & Light, Inc., f/k/a Mainstream Entertainment, Inc., f/k/a Skreem Studios, Inc and Skreem Studios LLC) (the “Company”) was originally formed in Florida on October 7, 2005 as a limited liability company.  The Company’s initial business was the operation of a recording studio, which began pre-commencement activity in May 2006, renting and operating a studio facility through April 2009, commencing operations in April 2007 and recording nominal revenues for studio usage and for music production from March 2008 through June 2012.  Effective January 25, 2013 a closing occurred on a stock purchase agreement whereby equity members of First Power & Light, LLC, a Delaware Limited Liability Company, acquired controlling interest of the Company.  Under new control, the business focus of the Company will be changing from being a music entertainment production company to a U.S. residential and commercial solar developer, offering solar power solutions to residential and commercial customers across the U.S.

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

On July 4, 2012, Mainstream Entertainment, Inc. entered into a letter of intent to acquire all the ownership interest in Volt Solar Systems, LLC f/k/a First Power & Light, LLC, a Delaware Limited Liability Company (“Volt LLC”) pursuant to which the owners of First Power would receive 50,000,000 shares of the Company’s common stock (representing 94.2% of the Company’s outstanding common stock).  On September 20, 2012, the Company entered into a Stock Purchase Agreement in connection with the transactions contemplated by the Letter of Intent, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase”), whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, certain closing conditions were required to occur prior to the closing of the Stock Purchase and as such, the shares were held in escrow pending the closing. The conditions which were required to occur prior to the closing of the transaction (unless waived by the parties) included the Company being DTC eligible, First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by First Power of all of the liabilities of the Company.  Effective January 25, 2013, the parties entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the Letter of Intent or Stock Purchase, which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of Volt LLC  execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.

The Company currently anticipates entering into a share exchange agreement with Volt LLC and the members of Volt LLC to acquire the shares of Volt LLC (which is in the solar power solutions business), which agreement is anticipated to be contingent on Volt LLC obtaining audited financial statements.  The Company has moved its headquarters to 401 East 4th Street, Bridgeport, PA 19405.

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

The Company changed its name to Volt Solar Systems, Inc. effective May 1, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of March 31, 2014, no revenue has been recorded.  We will recognize revenue when the solar power systems have been installed.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of March 31, 2014, no long-term contracts have been executed.

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

The Company’s executive officers and key shareholder control approximately 55% of the Company’s outstanding common stock.  Accordingly, the Company’s executive officers and key shareholder hold significant influence over the Company on matters submitted to the stockholders for approval, including the election of Directors, mergers, consolidations, the sale of all or substantially all of its assets, and also the power to prevent or cause a change in control.

The Company currently anticipates entering into a share exchange agreement with Volt LLC and the Volt LLC members with the goal of acquiring Volt LLC’s assets and operations.  The closing of that transaction is anticipated to be dependent on several factors, including, but not limited to Volt LLC obtaining an audit of its financial statements.  In the event the Company is not able to acquire Volt LLC, or such share exchange proves too costly, management may be forced to abandon the planned solar power solutions operations and may be forced to further modify the business plan.  As a result, in the event the Company is not able to acquire the shares of Volt LLC, any investment in the Company could become worthless.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2014 and September 30, 2013, there were no cash equivalents.

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

Subscription Payable

During the period ending September 30, 2013, the Board of Directors authorized 400,000 shares for services valued at $9,600 based on fair market value on date of grant.  As of December 31, 2013, the shares remained unissued and recorded as a stock payable.

During the period ending March 31, 2014, the Board of Directors authorized 1,000,000 shares for services valued at $120,000 based on fair market value on date of grant.  As of March 31, 2014, the shares remained unissued and have been recorded as a stock payable.

As of March 31, 2014 the Company recorded a total of $129,600 in common stock payable, which represents 1,400,000 of the Company’s common shares unissued.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014, and September 31, 213, on a recurring basis:

March 31, 2014

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 391,264	$ 201,487
Total	$ -	$ -	$ 391,264	$ 201,487

September 30, 2013

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 776,924	$ (665,032)
Total	$ -	$ -	$ 776,924	$ (665,032)

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes, are expensed as incurred. For the three months ended March 31, 2014 and 2013, and from inception, the Company has incurred no research and development costs.

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2014 and September 30, 2013, there was no current or deferred income tax expense or benefit.

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

Cash paid for income taxes for the three month periods ended March 31, 2014 and 2013, respectively and from inception was $0.

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

During the six months ended March 31, 2014, the Company issued 2,850,000 shares as compensation for services at an aggregate value of $386,800 or $0.136 per share, which was the market price on the date of grant.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $5,584,157 and has a working capital deficit of $55,662 at March 31, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities, although no assurance can be given that either approach will be successful.

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

The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued,” respectively, in the accompanying balance sheets at March 31, 2014 and September 30, 2013.  There were no liabilities to be discontinued and the assets to be discontinued at September 30, 2013 consist of a note receivable in the amount of $2,555.  As of September 30, 2013, the Company determined it was not able to collect the funds and recorded an allowance for bad debt against the balance owed.  In connection with the announcement of our exit from the music entertainment business, we reclassified certain assets as “Recording equipment held for sale,” in the accompanying consolidated balance sheets.

NOTE 5 – DEVELOPMENT STAGE OPERATIONS

The Company was formed October 7, 2005. Initial funding for the Company was provided by the parent’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced January 2, 2008, studio operations were discontinued on April 15, 2009 and ceased in 2012 in anticipation of the business shifting to solar energy in early 2013. Operations of the Company from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred.  The Company had limited operations in the quarter and year ended March 31, 2014 and September 30, 2013.  Moving forward, the Company plans to change its business focus to solar power solutions. Transactions with shareholders and other related parties are described in other notes to these financial statements.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

A portion of the non-trade debt financing and related interest expense for the Company has been provided by and paid or accrued to material shareholders or entities controlled by them.  Related party debt as of March 31, 2014 and 2013 was $25,345 and $90,358, respectively.  Accrued interest as of March 31, 2014 and 2013 is $5,259 and $8,018, respectively.

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

On September 4, 2012 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $30,000 at a 3% interest rate with maturity date of May 1, 2013 convertible at a fixed amount of 1,200,000 shares.  On July 30, 2013 the holder converted both principal and interest ($30,811) into 1,200,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

On December 30, 2012 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $15,650 at a 3% interest rate with maturity date of June 30, 2013 convertible at a fixed amount of 313,000 shares.  On September 17, 2013 the holder converted both principal and interest ($15,986) into 313,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

On January 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $51,808 at a 3% interest rate with maturity date of July 30, 2013 convertible at a fixed amount of 1,036,160 shares.  On September 17, 2013 the holder converted both principal and interest ($52,787) into 1,036,160 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

On March 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $28,757 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 575,149 shares.  On November 12, 2013 the holder converted both principal and interest ($29,192) into 575,149 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

On April 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $34,196 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 683,915 shares.  On November 12, 2013 the holder converted both principal and interest ($34,626) into 683,915 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

During March 2014, the Company received financing from a material shareholder in the amount $121,000 in the aggregate.  The Company entered into three notes payable; $12,000 at 3% interest, payable on demand, $9,000 at 3% interest, payable on demand, and $100,000 at 20% interest, payable in 48 weekly installments of $2,500. During the same period, $22,630 was repaid leaving a balance of $98,370.  As of March 31, 2014 $274 interest was accrued.

On November 12, 2013, the Company authorized the issuance of 1,000,000 shares of the Company’s common stock as compensation for service to a related party consultant.  The transaction was valued at $120,000 based on fair market value on date of grant, or $0.12 per share.  As of March 31, 2014, the shares are unissued and recorded as a stock payable.

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

The following table reflects the derivative notes of the Company as of March 31, 2014:

HOLDER	INITIAL VALUATION DATE	MATURITY DATE	ORIGINAL NOTE AMOUNT	NOTE BALANCE	INTEREST RATE	VARIABLE/FIXED CONVERSION RATE
Hertzog -1 Note	5/13/2013	5/1/2013	30,000	---	3.0%	Convertible to 1,200,000 shares
Hertzog -2 Note	5/13/2013	6/30/2013	15,650	---	3.0%	Convertible to 313,000 shares
Hertzog -3 Note	5/13/2013	7/30/2013	51,808	---	3.0%	Convertible to 1,036,160 shares
Hertzog -4 Note	5/13/2013	9/30/2013	28,757	---	3.0%	Convertible to 575,149 shares
Hertzog -5 Note	5/13/2013	10/31/2013	34,196	---	3.0%	Convertible to 683,915 shares
LG Capital Note - May 2013	5/13/2013	2/13/2014	61,500		8.0%	55% of average 2 low bids 10 TD's
LG Capital Note - July 2013	7/2/2013	4/2/2014	61,500	43,000	8.0%	55% of average 2 low bids 10 TD's
LG Capital Note - August 2013	8/8/2013	4/23/2014	76,500	76,500	8.0%	45% of average 2 low bids 10 TD's
LG Capital Note-1 - Sept 2013	9/11/2013	6/11/2014	76,500	75,000	8.0%	50% of average 2 low bids 10 TD's
LG Capital Note-2 - Sept 2013	9/11/2013	6/11/2014	55,000	53,500	8.0%	50% of average 2 low bids 10 TD's

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

In addition, in May 2013, promissory notes issued in 2012 – 2013 with fixed conversion price ($0.025-$0.05) became tainted.  These notes were in the amounts of $30,000; $15,560; $51,808; $28,757; and $34,196.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $391,264 and $776,924 at March 31, 2014 and September 30, 2013, respectively. The change in fair value of the derivative liabilities resulted in a gain of $201,487 and $-0- for the six months ended March 31, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The gain of $201,487 for the six months ended March 31, 2014 consisted of changes attributable to the fair value on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2014 and September 30, 2013, respectively:

	March 31,	September 30,
	2014	2013
Convertible Debentures	$ 391,264	$ 776,924
Total	$ 391,264	$ 776,924

The following is a summary of changes in the fair market value of the derivative liability for the six-months ending March 31, 2014:

Derivative Liability Total
Balance, September 30, 2013	$ 776,924
Decrease due to conversion	(184,173)
Change in fair market value of derivative liabilities	(201,487)
Balance, March 31, 2014	$ 391,264

The existing derivative instruments were valued as of March 31, 2014. The following assumptions were used for the valuation of the derivative liability related to the Note:

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

-

The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

-

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Notes payable consists of the following convertible notes (further described below):

Convertible Note Payable		March 31, 2014		September 30, 2013
		(unaudited)
Convertible notes payable: maturity within 9 months; interest rate at 8%; convertible at 40-55% discount to trading fair market value; convertible 180 days from the Issue Date at option of holder		$248,000		$331,000
Debt discount		(86,855)		(286,598)
Convertible note, net of discount		$161,145		$44,402

Convertible Guaranteed Liability
Convertible Guaranteed Liability: maturity within 6 months; interest rate at 3%; convertible at fixed prices of $0.025 - $0.05; convertible 180 days from the Issue Date at option of holder	$	---		$62,953
Discount on guaranteed liability		---		(12,547)
Guaranteed Liability, net of discount	$	---		$50,406

Long-term portion of convertible debt	$	---	$	---
Current portion of convertible debt		$248,000		$393,953

Convertible Note Payable

The Company has received proceeds from an unrelated third party in exchange for Convertible Promissory Notes made effective May through September 30, 2013 in the amounts of $61,500, $61,500, $76,500, $76,500, and $55,000. The notes carry an annual interest rate of 8% on any unpaid principal and a maturity date of twelve months from the date of funding. A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due and shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The notes are convertible at the option of the holder at any time during the term. The notes are convertible into common stock at a conversion price between 45%-55% of the calculated average of the two lowest trading prices for the common stock during the 10 day trading day period prior to the date of the conversion notification. The Company recognized discount amortization of $199,743 as of March 31, 2014.

As of March 31, 2014 and September 30, 2013, the derivative liability was calculated to be $391,264 and $776,924, respectively.

Convertible Guaranteed Liability

The Company guaranteed liabilities through promissory notes with an accredited investor (the “Holder” or “Hertzog”), in various amounts (the “Fixed Convertible Notes” or the “Notes” included no deferred financing cost or legal fees). The Company’s guarantee is in the form of a pledge of common stock to satisfy the amount owed if the obligator defaults.  The entire amount of principal and interest under these notes has been recorded as Guaranteed Liability by the Company and are as follows:

-

On September 4, 2012 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $30,000 at a 3% interest rate with maturity date of May 1, 2013 convertible at a fixed amount of 1,200,000 shares.  On July 30, 2013 the holder converted both principal and interest ($30,811) into 1,200,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On December 30, 2012 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $15,650 at a 3% interest rate with maturity date of June 30, 2013 convertible at a fixed amount of 313,000 shares.  On September 17, 2013 the holder converted both principal and interest ($15,986) into 313,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On January 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $51,808 at a 3% interest rate with maturity date of July 30, 2013 convertible at a fixed amount of 1,036,160 shares.  On September 17, 2013 the holder converted both principal and interest ($52,787) into 1,036,160 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On March 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $28,757 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 575,149 shares.  On November 12, 2013 the holder converted both principal and interest ($29,192) into 575,149 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

-

On April 30, 2013 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $34,196 at a 3% interest rate with maturity date of September 30, 2013 convertible at a fixed amount of 683,915 shares On November 12, 2013 the holder converted both principal and interest ($34,626) into 683,915 shares. The remaining discount of $12,547 was fully amortized during the period. Due to conversion within the term of the note, no gain or loss was recognized.

NOTE 10 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value stock authorized.  As of March 31, 2014, there were 79,084,676 shares outstanding.

On January 25, 2013 the Company closed on a letter of intent executed on July 4, 2012 and a Stock Purchase Agreement executed on September 20, 2012 and amended on January 4, 2013 whereby it agreed to sell 50,000,000 restricted shares of common stock at $0.01 per share to Volt Solar Systems, LLC f/k/a First Power & Light, LLC for the sum of $50,000.  The management of Volt Solar Systems, LLC f/k/a First Power & Light, LLC subsequently transferred the right to receive the shares directly to its members.  These shares were issued on October 26, 2012.  Proceeds received by the Company from the sale of stock under the Stock Purchase Agreement totaled $50,000.  The shares issued on October 26, 2012 were restricted by contract, held in escrow, and had no rights to vote or disposal until the closing of the contract was consummated on January 25, 2013, at which time the contractual restrictions terminated and the shares were released from escrow.

On January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The transaction was valued at $240,000, or $1.00 per share, which was the fair market value on date of grant.  At December 31, 2013, the Company recognized losses on settlement of debt of $181,480, which is recorded a part of $1,917,870 and includes $1,736,390 loss on related party debt conversion.

On January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the forgiveness of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,211, or $1.01 per share, which is the fair market value on date of grant.  Due to conversion of debt the Company recognized a loss of $1,736,390, which is recorded as part of $1,917,870 total loss on conversion of debt that includes loss in settlement of debt of $181,480.

At various time during the fiscal year ended September 30, 2013, the Company issued an aggregate of 10,695,000 shares for cash consideration totaling $660,000.  As of December 31, 2013, the Company had not received proceeds from the issuances and has recorded common stock subscribed in the amount $660,000.

At various times during the fiscal year ended September 30, 2013, the Company issued an aggregate of 1,240,000 shares of common stock as compensation for services to various consultants.  The transactions were valued at $997,050 based on fair market value on date of grant, or an average of $0.80 per share. In addition, during the period, the Company authorized 400,000 shares valued at $9,600 based on fair market value on date of grant.  As of March 31, 2014, the shares remained unissued and recorded as a stock payable.

On September 17, 2013, the Board of Directors authorized the issuance of 2,549,160 shares of the Company’s common stock to Note Holders as settlement of guaranteed liabilities.  The transactions were valued at $99,584 in the aggregate.  Due to conversion within the terms, no gain or loss was recognized.

On November 4, 2013, the Company authorized the issuance of 1,000,000 shares of the Company’s common stock as compensation for services to a consultant.  The transaction was valued at $164,800 based on fair market value on date of grant, or $0.16 per share.  As of March 31, 2014, the shares remained unissued and recorded as a stock payable.

On November 12, 2013, the Company authorized the issuance of 850,000 shares of the Company’s common stock as compensation for services to various consultants.  The transaction was valued at $102,000 based on fair market value on date of grant, or $0.12 per share.

On November 12, 2013, the Company authorized the issuance of 1,000,000 shares of the Company’s common stock as compensation for service to a related party consultant.  The transaction was valued at $120,000 based on fair market value on date of grant, or $0.12 per share.  As of March 31, 2014, the shares are unissued and recorded as a stock payable.

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.

  At various times during the quarter ended March 31, 2014, the Board of Directors authorized the issuance of 6,291,452 shares of the Company’s common stock to Note Holders as settlement of debt.  The transactions were valued at $87,777 in the aggregate.  Due to conversion within the terms, no gain or loss was recognized.

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

Effective January 25, 2013, the Company and Volt Solar Systems, LLC f/k/a First Power and Light, LLC (a Pennsylvania Limited Liability Company) entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the July 4, 2012 Letter of Intent or September 20, 2012 (as amended January 4, 2013) Stock Purchase (see Note 1), which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of Volt Solar Systems, LLC f/k/a First Power and Light, LLC execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company. (See Note 1.)

Subsequent to December 31, 2013, the Company has been notified of a lawsuit filed by Nextera Energy Inc. on January 15, 2014 against the Company and First Power and Light, LLC, the Company’s potential acquisition candidate. The complaint alleges certain trademark infringements by the Company and First Power against Nextera’s subsidiary Florida Power and Light, Inc.  In certain press releases disseminated by the Company it had referred to First Power and Light LLC as “FPL” to differentiate it from the Company. This differentiation was necessary due to the fact that the Company and First Power and Light have very similar names and only the formation designation is different, i.e. “Inc.” vs. “LLC.”  There was no intent by the Company to trade on the reputation or goodwill of Florida Power and Light nor was this done for any commercial purpose whatsoever.  In an effort to resolve this lawsuit, Management has held numerous teleconferences with attorneys for Nextera and has, to the best of our knowledge and belief, negotiated a settlement to this suit.  Management has signed an “Order for Preliminary Injunction on Consent” as prepared by Nextera’s attorneys. Under the terms thereof, the Company and First Power and Light LLC., began the process of changing their respective names.  As the process was underway, the appropriate filings and notifications were made to shareholders, the Securities and Exchange Commission and the Secretaries of State of both Florida and Delaware.  Further, the Company and Volt Solar Systems, LLC f/k/a First Power and Light, LLC has phased out the use of First Power and Light in all sales materials, websites, etc., all of which now solely refer to Volt Solar Systems.

NOTE 12 – CORRECTION OF PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATEMENTS

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

March 31, 2013
	As filed		Adjustment		As Restated

Balance Sheet (Extract)
Current Assets	$15	$			$15
Assets to be discontinued	$2,555	$			$2,555
Total Assets	$2,570	$			$2,570
Total Current Liabilities	$100,954		$127,103	(a)	$228,057

Total stockholders’ deficit	$(98,384)		$(127,103)	(a)	$(225,487)

Statement of Operations (Extract):
Operating Expense	$310,785		$246,215	(a)	$557,000
Other Income (expense)	$(1,923,086)		$(824)	(a)	$(1,923,910)

Net income (loss) from continuing operations	$(2,233,871)		$(248,039)	(a)	$(2,480,910)

Net income (loss) from discontinuing operations	$(2,271)	$			$(2,271)

Net Loss	$2,236,142		$248,039	(a)	$2,483,181

(a)

Relates to guaranteed liability

The Company’s restatements of its financial statements include the guaranteed liability. As this error correction includes a comparative reporting period, the Balance Sheet balances as of March 31, 2013 and subsequent quarters are restated as follows:

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company received notification from LG Capital Funding, LLC of its desire and intent to exercise the conversion rights on note payables made to the Company. Under the terms thereof, the Company’s transfer agent, VStock Transfer, LLC., will issue 7,602,249 shares of the Company’s common stock. The shares from this conversion are reflected in the amount of shares on the face page of this document.

On March 19, 2014, the Company filed in a Definitive Information Statement on Schedule 14C to change its name from First Power and Light, Inc to Volt Solar Systems, Inc.  This same document was mailed to all shareholders of record on or about March 21, 2014.

On March 20, 2014, the Company submitted a Certificate of Amendment to the Articles of Incorporation for filing with the Office of the Secretary of the State of Florida to change its name from First Power and Light, Inc. to Volt Solar Systems Inc.  The registrant received notification effective April 11, 2014 that its name change to Volt Solar Systems, Inc had been accepted by the State of Florida.

On April 30, 2014, Volt Solar Systems, Inc. announced that it has received word from FINRA that its name change from First Power and Light, Inc. will be effective at the open of the market on May 1, 2014. The Company's new website was officially launched and can be viewed at www.VoltSolarSystems.com.

The Company also announced the opening of a new sales and construction office in Wakefield, Massachusetts. This office will provide an extension of the Company's presence in the New England area. It will service Sales, Marketing and Construction efforts in Massachusetts, Maine, Vermont and New Hampshire. The Company intends to expand its EPC operations into the New England market and has already begun to take steps to grow its business in this area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to March 31, 2014. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

Organizational History

Volt Solar Systems, Inc. f/k/a First Power and Light, Inc., f/k/a Mainstream Entertainment, Inc. was originally formed to undertake entertainment production activities as a limited liability company (Skreem Studios, LLC) in Florida, on October 7, 2005. The Company initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.

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

On September 20, 2012, the Company entered into a Stock Purchase Agreement in connection with the transactions contemplated by the Letter of Intent, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase”), whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of Volt LLC at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, certain closing conditions were required to occur prior to the closing of the Stock Purchase and as such, the shares were held in escrow pending the closing. The conditions which were required to occur prior to the closing of the transaction

(unless waived by the parties) included the Company being DTC eligible, Volt LLC obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings and the assumption by Volt LLC of all of the liabilities of the Company.

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

In connection with the Closing Confirmation, Volt LLC agreed to indemnify and hold the Company’s current officers and Directors harmless against any liabilities of the Company at closing.

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

Results of Operations and Operating Expenses:

For The Three months Ended March 31, 2014 Compared To The Three months Ended March 31, 2013

We generated no revenues for either the three months ended March 31, 2014 or 2013.

We had $16,684 of total operating expenses for the three months ended March 31, 2014, compared to $516,019 for the three months ended March 31, 2013, a decrease in total operating expenses of $499,335 from the prior period.  The decrease is largely due to $366,000 in stock compensation during the comparative quarter ending March 31, 2013 compared to $0 in the current three-month period.

We had total other income (expenses) of $(120,058) for the three months ended March 31, 2014, compared to $(1,918,747) for the three months ended March 31, 2013, a decrease in other expenses of $1,798,689 from the prior period.  Interest expense associated with increased borrowings from our shareholders increased $138,547 in the current period over the comparative period; however the Company did not recognize any losses on the conversion of debt in the current period compared to $(1,917,870) for the three months ending March 31, 2013.  The Company recognized a gain on the change in fair value of derivative of $18,830 during the three months ending March 31, 2014 as compared to $0 for the three months ending March 31, 2013.

We had a loss from discontinued operations of $0 for the three months ended March 31, 2014, compared to $1,105 from discontinued operations for the three months ended March 31, 2013, a decrease of $1,105 from the prior period.

We had a net loss from continuing operations of $136,742 for the three months ended March 31, 2014, compared to a net loss of $2,435,871 for the three months ended March 31, 2013, a decrease in net loss of $2,299,129 or 94% from the prior period.

For The Six months Ended March 31, 2014 Compared To The Six months Ended March 31, 2013

We generated no revenues for either the six months ended March 31, 2014 or 2013.

We had $412,417 of total operating expenses for the six months ended March 31, 2014, compared to $557,000 for the six months ended March 31, 2013, a decrease in total operating expenses of $144,583 from the prior period.  The increase is largely due to $386,800 in stock compensation expense for the six months ending March 31, 2014 compared to $366,000 in the comparative six-month period ending March 31, 2013.

We had total other income (expenses) of $(20,327) for the six months ended March 31, 2014, compared to $(1,923,910) for the six months ended March 31, 2013, a decrease in other expenses of $1,903,583 from the prior period.  Interest expense associated with increased borrowings from our shareholders increased $215,774 in the current period over the comparative period; however the Company did not recognize any losses on the conversion of debt in the current six-month period compared to $(1,917,870) for the six months ending March 31, 2013.  The Company recognized a gain on the change in fair value of derivative of $201,487 during the six months ending March 31, 2014 as compared to $0 for the three months ending March 31, 2013.

We had a loss from discontinued operations of $0 for the six months ended March 31, 2014, compared to $2,271 from discontinued operations for the six months ended March 31, 2013, a decrease of $2,271 from the prior period.

We had a net loss from continuing operations of $432,744 for the six months ended March 31, 2014, compared to a net loss of $2,483,181 for the six months ended March 31, 2013, a decrease in net loss of $2,050,437 or 83% from the prior period.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $15 of total current assets consisting solely of cash.

The Company had total current liabilities totaling $727,024 as of March 31, 2014, which included $39,001 of accounts payable and accrued liabilities and $11,899 of accrued interest on our loans payable.

The Company had a deficit accumulated during the development stage of $5,579,380 and a working capital deficit of $727,009 as of March 31, 2013.

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

The Company had $33,357 of net cash used in operations for the six months ended March 31, 2014, which was mainly due to $432,744 of net loss offset by change in fair value of derivative of $201,487, amortization expense of $(212,290), and stock compensation expense of $386,800. In addition, there was a decrease of $7,739 in accounts payable and accrued expenses.

The Company had $33,357 of net cash provided by financing activities for the six months ended March 31, 2014, which was due to borrowings from related parties.

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

We have budgeted the need for approximately $2 million of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our business plan which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for fiscal 2014, we will be restricted in the implementation of our business plan.

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

At various times during the quarter ended March 31, 2014, the Board of Directors authorized the issuance of 6,291,452 shares of the Company’s common stock to Note Holders as settlement of derivative financing.  The value of the principle and accrued interest retired totaled $87,777 in the aggregate.  Due to conversion within the terms, no gain or loss was recognized.

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

The Company authorized the issuance of 10,695,000 restricted shares of the Company’s common stock to various individuals and entities in exchange for $660,000, or an average of $.06 per share.  As of March 31, 2014, the Company had not received any proceeds from the sale of the stock and has recorded a subscription receivable of $660,000.

On November 12, 2013, the Company authorized the issuance of 1,850,000 shares of the Company’s common stock as compensation for services to various consultants.  The transaction was valued at $266,800 based on fair market value on date of grant, or $0.12 per shares.  As of March 31, 2014, the Company had not issued 1,000,000 of these shares and has recorded a subscription payable for the fair value on date of grant, or $120,000.

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.

At various times during the quarter ended March 31, 2014, the Board of Directors authorized the issuance of 6,291,452 shares of the Company’s common stock to Note Holders as settlement of debt.  The transactions were valued at $87,777 in the aggregate.  Due to conversion within the terms, no gain or loss was recognized.

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

To be filed by extension.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VOLT SOLAR SYSTEMS, INC.
Registrant

Date: May 19, 2014	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	A45 Music Agreement		S-1/A	10.2	7/12/11
10.3	Lease Agreement		S-1/A	10.3	7/12/11
10.4*	Agreement between Mainstream and Barton		10-Q	10.4	2/13/12
10.5	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.6	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.7	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS#	XBRL Instance Document (#)	X
101.SCH#	XBRL Taxonomy Extension Schema Document (#)	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document (#)	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document (#)	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document (#)	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document (#)	X

*

Indicates management contract or compensatory plan or arrangement.

**

Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.

(#)

To be filed by extension.