Form 10-Q
period 2014-06-30
Volt Solar Systems, Inc.
filed 2014-10-22
CIK 1454725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

As of October 15, 2014 there were 86,486,925 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3. Quantitative and Qualitative Disclosures about Market Risk

27

Item 4. Controls and Procedures

28

PART II - OTHER INFORMATION

28

Item 1. Legal Proceedings

28

Item 1A. Risk Factors

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3. Defaults Upon Senior Securities

29

Item 4. Mine Safety Disclosures

29

Item 5.Other Information.

30

Item 6. Exhibits

30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Volt Solar Systems, Inc. f/k/a First Power & Light, Inc. f/k/a Mainstream Entertainment, Inc. Balance Sheets As of June 30, 2014 and September 30, 2013
	June 30, 2014	September 30, 2013
ASSETS:	(unaudited)
Current assets:
Cash	$14,065	$15
Total current assets	14,065	15

TOTAL ASSETS	14,065	15

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	36,170	46,740
Accrued interest	21,688	8,018
Guaranteed liability, net of discount of $0 and $12,547, respectively	---	50,406
Convertible notes payable, net of discount of $42,352 and $286,598, respectively	233,548	44,402
Derivative liability	400,221	776,924
Notes payable – related party	160,579	90,358
Total Current Liabilities	852,206	1,016,848

TOTAL LIABILITIES	852,206	1,016,848

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 86,686,925 and 69,684,160, respectively Shares issued and outstanding	86,687	69,684
Additional paid in capital	5,508,501	4,710,519
Subscriptions receivable	(660,000)	(660,000)
Common stock payable	129,600	9,600
Accumulated deficit	(5,902,929)	(5,146,636)
Total stockholders' deficit	(838,141)	(1,016,833)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,065	$15

The accompanying notes are an integral part of these financial statements.

Volt Solar Systems, Inc. f/k/a First Power & Light, Inc. f/k/a Mainstream Entertainment, Inc. Statements of Operations For the Three and Nine Months ended June 30, 2014 and 2013 (unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
		(restated)		(restated)
Operating Expenses:
General and administrative expenses	$15,708	$66,662	$116,325	$313,721
Guarantee expense	---	---	---	130,411
Compensation expense	66,200	588,000	453,000	804,000
Total operating expenses	81,908	654,662	569,325	1,248,132

Operating Gain (Loss)	(81,908)	(654,662)	(569,325)	(1,248,132)

Other Income (Expense):
Loss on forgiveness of debt	---	---	---	(1,917,870)
Loss on debt conversion	(30,946)	---	(30,946)	---
Change in derivative	5,501	(30,665)	201,760	(388,677)
Interest income	---	64	---	64
Interest expense	(124,255)	(7,070)	(357,782)	(96,114)
Penalties	---	---	---	---
Total other (expense)	(149,700)	(37,671)	(186,968)	(2,402,597)

Net loss from continuing operations	(231,608)	(692,333)	(756,293)	(3,650,729)
Net (loss)	$(231,608)	$(692,333)	$(756,293)	$(3,650,729)

Net loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.10)

Weighted Average Number of Shares Outstanding - Basic and Diluted	83,797,901	66,457,886	77,736,289	36,637,065

The accompanying notes are an integral part of these financial statements.

Volt Solar Systems, Inc. f/k/a First Power & Light, Inc. f/k/a Mainstream Entertainment, Inc. Statements of Cash Flows For the Nine Months ended June 30, 2014 and 2013 (unaudited)
	Nine Months ended June 30,
	2014		2013
			(restated)
Cash Flows from Operating Activities:
Net loss		$(756,293)		$(3,650,729)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		---		2,210
Imputed rent		---		300
Change in derivative		(201,760)		388,677
Amortization of finance costs and debt discounts		331,793		318,025
Loss on forgiveness of debt		---		1,917,870
Loss on conversion of debt		30,946
Stock Compensation		453,000		804,000
Bad Debt		---		61
Changes in:
Accounts receivable		---		(2,619)
Prepaid expenses & other current assets		---		(64)
Guaranteed liability		---		160,411
Accounts payable & accrued expense		11,143		28,552
Net Cash Flows Provided by (Used in) Operations		(131,171)		(33,306)
Cash Flows from Financing Activities:
Cash borrowings from related parties		251,339		81,024
Principal payments on related party debt		(181,118)		(122,137)
Proceeds/(repayments) of loans and notes		75,000		61,500
Common stock payable		---		12,478
Net Cash Flows Provided by (Used in) Financing activities		145,221		32,865

Net Increase (Decrease) in Cash		14,050		(441)
Cash and cash equivalents-Beginning of period		15		456
Cash and cash equivalents-End of period		$14,065		$15

SUPPLEMENTARY INFORMATION
Interest Paid	$	---	$	---
Income Taxes Paid	$	---	$	---

Non-cash transactions
Discount on guaranteed liability		---		78,522
Debt extinguished for equity		201,096		249,341
Common stock payable		---		37,522
Subscriptions receivable		---		660,000
Related party receivable exchanged for shareholder debt		---		---
Discount on convertible notes		75,000		55,987
Adjustment of derivative due to settlement of debt		249,945		---

The accompanying notes are an integral part of these financial statements.

Volt Solar Systems, Inc.

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Volt Solar Systems, Inc. (f/k/a First Power & Light, Inc., f/k/a Mainstream Entertainment, Inc., f/k/a Skreem Studios, Inc and Skreem Studios LLC) (the “Company”) was originally formed in Florida on October 7, 2005 as a limited liability company.  The Company’s initial business was the operation of a recording studio, which began pre-commencement activity in May 2006, renting and operating a studio facility through April 2009, commencing operations in April 2007 and recording nominal revenues for studio usage and for music production from March 2008 through June 2012.  Effective January 25, 2013 a closing occurred on a stock purchase agreement whereby equity members of First Power & Light, LLC, a Delaware Limited Liability Company, acquired controlling interest of the Company.  Under new control, the business focus of the Company changed from being a music entertainment production company to a U.S. residential and commercial solar developer, offering solar power solutions to residential and commercial customers across the U.S.

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

On July 4, 2012, Mainstream Entertainment, Inc. entered into a letter of intent to acquire all the ownership interest in Volt Solar Systems, LLC f/k/a First Power & Light, LLC, a Delaware Limited Liability Company (“Volt LLC”) pursuant to which the owners would receive 50,000,000 shares of the Company’s common stock (representing 94.2% of the Company’s outstanding common stock).  On September 20, 2012, the Company entered into a Stock Purchase Agreement in connection with the transactions contemplated by the Letter of Intent, which was subsequently modified and clarified by a First Addendum to Stock Purchase Agreement entered into on January 4, 2013 (collectively, the “Stock Purchase”), whereby it agreed to issue 50,000,000 shares of restricted common stock to the members of First Power at $0.01 per share, for the aggregate sum of $50,000.  A total of $37,522 was received prior to September 30, 2012 with the remaining $12,478 received subsequent to September 30, 2012.  The shares were physically issued by the Company on October 26, 2012; however, certain closing conditions were required to occur prior to the closing of the Stock Purchase and as such, the shares were held in escrow pending the closing. The conditions, which were required to occur prior to the closing of the transaction (unless waived by the parties), included the Company being DTC eligible, First Power obtaining an audit of its financial statements, the Company being current in its periodic filings, the Company not being subject to any legal proceedings.  Effective January 25, 2013, the parties entered into a Closing Confirmation agreement, pursuant to which the parties agreed to waive any closing conditions of the Letter of Intent or Stock Purchase, which had not occurred as of that date and to close the transactions contemplated by the Stock Purchase.  As such, effective January 25, 2013, the Stock Purchase closed and the shares were released from escrow (pending the requirement that the members of Volt LLC execute confirmation letters and certify certain representations to enable the Company to claim an exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended for the issuance of the shares).  The closing of the transactions contemplated by the Stock Purchase constituted a change in control of the Company.

The Company currently anticipates closing the share exchange agreement with Volt LLC and the members of Volt LLC to acquire the shares of Volt LLC (which is in the solar power solutions business), which agreement is anticipated to be contingent on Volt LLC obtaining audited financial statements.  The Company has moved its headquarters to 401 East 4th Street, Bridgeport, PA 19405.

On March 19, 2014, the Company filed in a Definitive Information Statement on Schedule 14C to change its name from First Power and Light, Inc to Volt Solar Systems, Inc.  This same document was mailed to all shareholders of record on or about March 21, 2014.

On April 30, 2014, Volt Solar Systems, Inc. announced that it has received word from FINRA that its name change from First Power and Light, Inc. will be effective at the open of the market on May 1, 2014. The Company's new website was officially launched and can be viewed at www.VoltSolarSystems.com, the contents of which are not incorporated herein.

Volt Solar Systems, Inc.

Notes to Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided or product delivered and installed, the price is fixed or determinable, all contractual obligations have been satisfied, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of June 30, 2014, no revenue has been recorded.  We will recognize revenue when the solar power systems have been installed.

Recognition of Contract Income—The Company recognizes revenue on long-term contracts on the percentage-of-completion method of accounting, which is measured by the percentage of cost incurred to date to total estimated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contract. Total costs are taken from management estimates without audit on individual contracts. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, equipment repairs and expense, insurance, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  As of June 30, 2014, no long-term contracts have been executed.

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

The Company’s growth and continued operations could be impaired by limitations on access to capital markets.  If the market for securities were to weaken for an extended period of time, the Company’s ability to raise capital will be substantially reduced.  Even if the market for securities were not to weaken, there is no assurance that a market for the Company’s stock will exist in the future.  The Company, while operating in the music entertainment industry, had generated limited revenues from operations, had incurred substantial expenses and had sustained losses. In addition, as the focus shifted to the solar energy industry, we incurred and management expects to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur.   Previously the Company’s financing of cash flows has been dependent on loans from one of its principal shareholders.  This funding will not be maintained and if third party funding is not obtained there will be a material adverse effect on its business, results of operations and financial condition.  To meet the need for capital, the Company plans to seek out debt and/or equity financing in the future; however, there are not currently any specific plans to raise such additional financing, and such additional funding may not be available on favorable terms, if at all.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders.

Volt Solar Systems, Inc.

Notes to Financial Statements

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

Supply risks still exist.  In previous years global photovoltaic (“PV”) module supply has fluctuated, which has resulted in some price increases and limited availability for solar PV modules. While the risk factors of future shortages have lessened due to multiple manufacturing options, management believes future supply problems are a possibility that must be taken into account.

Workforce risks exists that the Company will not be able to obtain qualified and capable managerial, operational and financial personnel in the regions where needed at a rate of compensation that can be maintained to achieve profitability.  The Company’s performance will be substantially dependent on the performance of its executive officers, Malcolm N. Adler and Thomas Moore and its key employees.  The loss of the services of either of its executive officers and key employees, particularly in the early stages of operation and development, could have a material adverse effect on its business, results of operations or financial condition.  The Company does not maintain key man life insurance covering either of them.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2014 and September 30, 2013, there were no cash equivalents.

Volt Solar Systems, Inc.

Notes to Financial Statements

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

Subscription Payable

During the period ending September 30, 2013, the Board of Directors authorized 400,000 shares for services valued at $9,600 based on fair market value on date of grant.  As of June 30, 2014, the shares remained unissued and recorded as a stock payable.

On November 12, 2013, the Board of Directors authorized 1,000,000 shares for services valued at $120,000 based on fair market value on date of grant.  As of June 30, 2014, the shares remained unissued and have been recorded as a stock payable.

As of June 30, 2014 the Company recorded a total of $129,600 in common stock payable, which represents 1,400,000 of the Company’s common shares unissued.

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

Volt Solar Systems, Inc.

Notes to Financial Statements

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

Volt Solar Systems, Inc.

Notes to Financial Statements

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014, and September 31, 2013, on a recurring basis:

June 30, 2014

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 400,221	$ 201,760
Total	$ -	$ -	$ 400,221	$ 201,760

September 30, 2013

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$ -	$ -	$ 776,924	$ (665,032)
Total	$ -	$ -	$ 776,924	$ (665,032)

Income Taxes

The Company accounts for income taxes under the applicable Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Under the standard, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2014 and September 30, 2013, there was no current or deferred income tax expense or benefit.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in years and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The Company has not recognized an income tax benefit for the year based on uncertainties concerning its ability to generate taxable income in future periods. The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes in the amount of $5,902,929, resulting in an estimated tax benefit of $1,770,879. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits to zero because the available benefits are more likely than not to expire before they can be used.

Tax Returns Remaining subject to IRS Audits

The Company's corporation income tax return for the period from October 7, 2005 (inception) through June 30, 2014 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of seven (7) years from the date they are filed.

Volt Solar Systems, Inc.

Notes to Financial Statements

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

During the nine months ended June 30, 2014, the Company issued 3,850,000 shares as compensation for services at an aggregate value of $453,000, which was the market price on the date of grant.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. Early adoption is permitted.  The Company has adopted this standard and has omitted presentations as a development stage entity.

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

Volt Solar Systems, Inc.

Notes to Financial Statements

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses of $5,902,929 and has a working capital deficit of $838,141 at June 30, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock and profits from the new business activities, although no assurance can be given that either approach will be successful.

NOTE 4 – NOTE RECEIVABLE

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

NOTE 5 – RELATED PARTY TRANSACTIONS

A portion of the non-trade debt financing and related interest expense for the Company has been provided by and paid or accrued to material shareholders or entities controlled by them.  Related party debt as of June 30, 2014 and September 30, 2013 is $160,579 and $90,358, respectively.  Accrued interest as of June 30, 2014 and September 30, 2013 is $5,508 and $2,616, respectively.

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

Prior to the change in control, on September 4, 2012 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $30,000 at a 3% interest rate with maturity date of May 1, 2013 convertible at a fixed amount of 1,200,000 shares.  On July 30, 2013 the holder converted both principal and interest ($30,811) into 1,200,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

Prior to the change in control, on December 30, 2012 the Company guaranteed, with Company’s common stock, the note payable of Volt Solar Systems, LLC f/k/a First Power and Light, LLC in the amount of $15,650 at a 3% interest rate with maturity date of June 30, 2013 convertible at a fixed amount of 313,000 shares.  On September 17, 2013 the holder converted both principal and interest ($15,986) into 313,000 shares.  Due to conversion within the term of the note, no gain or loss was recognized.

Volt Solar Systems, Inc.

Notes to Financial Statements

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

On November 12, 2013, the Company authorized the issuance of 1,000,000 shares of the Company’s common stock as compensation for service to a related party consultant.  The transaction was valued at $120,000 based on fair market value on date of grant, or $0.12 per share.  As of June 30, 2014, the shares are unissued and recorded as a stock payable.

During March 2014, the Company received financing from a material shareholder in the amount $121,000 in the aggregate.  The Company entered into three notes payable; $12,000 at 3% interest, payable on demand, $9,000 at 3% interest, payable on demand, and $100,000 at 20% interest, payable in 48 weekly installments of $2,500. During the same period, $58,354 was repaid, leaving a balance of $62,646.  As of June 30, 2014 $5,483 in interest has been accrued on the notes.

NOTE 6 – DERIVATIVE LIABILITIES

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

The following table reflects the derivative notes of the Company as of June 30, 2014:

HOLDER	INITIAL VALUATION DATE	MATURITY DATE	ORIGINAL NOTE AMOUNT	NOTE BALANCE	INTEREST RATE	VARIABLE/FIXED CONVERSION RATE
LG Capital Note	8/8/2013	4/23/2014	76,500	76,500	8.0%	45% of average 2 low bids 10 TD's
LG Capital Note	9/11/2013	6/11/2014	76,500	76,500	8.0%	50% of average 2 low bids 10 TD's
LG Capital Note	9/11/2013	6/11/2014	55,000	55,000	8.0%	50% of average 2 low bids 10 TD's
GEL Properties	10/17/2013	10/17/14	75,000	67,900	6.0%	60% of 5 low bids 5 TD’s
				$ 275,900

LG Capital

In August and September, 2013, the Company issued convertible Notes to LG Capital Fund, LLC in the amounts of $55,000, $76,500 and $76,500 (one of the 9/11/13 notes included an original issue discount) (“Variable Convertible Notes” or the “Notes” included no deferred financing cost or legal fees).

The LG Variable Convertible Notes are convertible at 45%-50% of the average 2 lowest bid prices for the last 10 trading days and contain a full ratchet reset. The Holders have the right after 180 days following the Date of Issuance, and until any time until the Convertible Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Notes.

Volt Solar Systems, Inc.

Notes to Financial Statements

GEL Properties

In October 2013, the Company issued a Variable Convertible Note to GEL Properties for $75,000.  The Variable Convertible Note: (a) bears interest at 6% per annum; (b) the principal and accrued interest is due and payable at maturity; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 125% for days 0-90 and 125%-150% for days 91- 180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature). The embedded conversion feature in the Note should be accounted for as a derivative liability due to the variable conversion provision based on guidance in FAS 133 and EITF 07-05.

Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and as result pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option was recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $400,221 and $776,924 at June 30, 2014 and September 30, 2013, respectively. The change in fair value of the derivative liabilities resulted in a gain of $201,760 for the nine months ended June 30, 2014 and a loss of $388,677 for the nine months ended June 30, 2013, which has been reported as other income (expense) in the statements of operations. The gain of $201,760 for the nine months ended June 30, 2014 consisted of changes attributable to the fair value on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2014 and September 30, 2013, respectively:

	June 30, 2014	September 30, 2013
Convertible Debentures	$ 400,221	$ 776,924
Total	$ 400,221	$ 776,924

The following is a summary of changes in the fair market value of the derivative liability for the nine months ending June 30, 2014:

Balance, September 30, 2013	$776,924
Decrease due to conversion	(249,945)
Issuance of convertible note	76,944
Change in fair market value of derivative liabilities	(203,702)
Balance, June 30, 2014	$400,221

The existing derivative instruments were valued as of conversion and for the quarterly period ending June 30, 2014. The following assumptions were used for the valuation of the derivative liability related to the Note:

–

The underlying stock price $0.025 down to  $0.017 was used as the fair value of the common stock;

–

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date none of the notes are in default;

–

Capital raising events of $50,000 would occur in each quarter for a total of $50,000 in 2014 at 75% of market generating dilutive reset events at prices below $0.006 - $0.008 (rounded) for the Notes;

–

The Holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

–

The projected volatility curve for each valuation period was based on the volatility of 18 comparable companies’ in the same industry.

–

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

Volt Solar Systems, Inc.

Notes to Financial Statements

NOTE 7 –CONVERTIBLE NOTES PAYABLE

Notes payable consists of the following convertible notes (further described below):

		June 30, 2014	September 30, 2013
		(unaudited)	(audited)
Convertible notes payable		$275,900	$331,000
Debt discount		(42,352)	(286,598)
Convertible notes, net of discount		$233,548	$44,402

Convertible Guaranteed Liability
Convertible Guaranteed Liability: maturity within 6 months; interest rate at 3%; convertible at fixed prices of $0.025 - $0.05; convertible 180 days from the Issue Date at option of holder	$	---	$62,953
Discount on guaranteed liability		---	(12,547)
Guaranteed Liability, net of discount	$	---	$50,406

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

During the period ended June 30, 2014, the Holder converted $123,000 in principal and $7,178 in accrued interest in exchange for 9,393,701 shares of common stock.  Due to conversion within the terms of the note, no gain or loss was recognized.  As of June 30, 2014, remaining principal is $208,000 and accrued interest of $14,518.

Volt Solar Systems, Inc.

Notes to Financial Statements

On October 17, 2013, the Company received proceeds from an unrelated third party in exchange for Convertible Promissory Notes for $75,000.  The note carries an annual interest rate of 6% on any unpaid principal and a maturity date of twelve months from the date of funding.  The note is convertible into common stock at 60% of the lowest closing bid price 5 days prior to the date of the conversion notice.  During the period ended June 30, 2014, the Holder converted $7,100 of principal and received 2,500,000 shares of common stock.  However, according to the terms of the note agreement the shares that were supposed to be issued was 968,028; the excess share issuance of 1,531,972 was evaluated based on fair market value on the date of issuance and as a result the Company recorded a loss on conversion $30,946.  As of June 30, 2014, remaining principal is $67,900 and accrued interest of $3,157.  The Company did not accounted for the convertible note transactions and as such have restated prior periods, see NOTE 10.

As of June 30, 2014 and September 30, 2013, the derivative liability was calculated to be $400,221 and $776,924, respectively.

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

NOTE 8 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.001 par value stock authorized.  As of June 30, 2014, there were 86,686,925 shares outstanding.

Volt Solar Systems, Inc.

Notes to Financial Statements

Prior to the change in control, on January 25, 2013 the Company closed on a letter of intent executed on July 4, 2012 and a Stock Purchase Agreement executed on September 20, 2012 and amended on January 4, 2013 whereby it agreed to sell 50,000,000 restricted shares of common stock at $0.01 per share to Volt Solar Systems, LLC f/k/a First Power & Light, LLC for the sum of $50,000.  The management of Volt Solar Systems, LLC f/k/a First Power & Light, LLC subsequently transferred the right to receive the shares directly to its members.  These shares were issued on October 26, 2012.  Proceeds received by the Company from the sale of stock under the Stock Purchase Agreement totaled $50,000.  The shares issued on October 26, 2012 were restricted by contract, held in escrow, and had no rights to vote or disposal until the closing of the contract was consummated on January 25, 2013, at which time the contractual restrictions terminated and the shares were released from escrow.

Prior to the change in control, on January 23, 2013 the Board of Directors authorized the issuance of 240,000 shares of the Company’s common stock to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The transaction was valued at $240,000, or $1.00 per share, which was the fair market value on date of grant.  At December 31, 2013, the Company recognized losses on settlement of debt of $181,480, which is recorded a part of $1,917,870 and includes $1,736,390 loss on related party debt conversion.

Prior to the change in control, on January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the forgiveness of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,211, or $1.01 per share, which is the fair market value on date of grant.  Due to conversion of debt the Company recognized a loss of $1,736,390, which is recorded as part of $1,917,870 total loss on conversion of debt that includes loss in settlement of debt of $181,480.

At various time during the fiscal year ended September 30, 2013, the Company issued an aggregate of 10,695,000 shares for cash consideration totaling $660,000.  As of June 30, 2014, the Company had not received proceeds from the issuances and has recorded common stock subscribed in the amount $660,000.

At various times during the fiscal year ended September 30, 2013, the Company issued an aggregate of 1,240,000 shares of common stock as compensation for services to various consultants.  The transactions were valued at $997,050 based on fair market value on date of grant, or an average of $0.80 per share. In addition, during the period, the Company authorized 400,000 shares valued at $9,600 based on fair market value on date of grant.  As of June 30, 2014, the shares remained unissued and recorded as a stock payable.

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

On November 12, 2013, the Company authorized the issuance of 1,000,000 shares of the Company’s common stock as compensation for service to a related party consultant.  The transaction was valued at $120,000 based on fair market value on date of grant, or $0.12 per share.  As of June 30, 2014, the shares are unissued and recorded as a stock payable.

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.

On April 24, 2014, the Company issued 2,000,000 common shares to a consultant for services.  The shares were valued at $66,200, which is the market price on the date of grant.

Volt Solar Systems, Inc.

Notes to Financial Statements

At various times during the quarter ended June 30, 2014, the Board of Directors authorized the issuance of 9,393,701 shares of the Company’s common stock to Note Holders as settlement of debt. The transactions were valued at $153,978 in the aggregate. Due to conversion within the terms, no gain or loss was recognized.

At various times during the quarter ended June 30, 2014, the Board of Directors authorized the issuance of 2,500,000 shares of the Company’s common stock to Note Holders as settlement of $7,100 in debt.  Due to conversion outside the term of the note, the Company recognized a loss on conversion of $30,946.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – CORRECTION OF PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s stock was pledged to guarantee the repayment of promissory notes issued in 2012-2013 with an accredited investor. The obligator on these Promissory Notes was issued to a related party. Promissory-convertible notes issued in 2012-2013 became tainted on May 13, 2013 because the derivative liability due to Gel Properties being inadvertently not reflected. The Holder issued these notes in the amounts of $30,000; $15,650; $51,808; $28,757; and $34,196 (the “Fixed Convertible Notes” or the “Notes” included no deferred financing cost or legal fees).

The Fixed Convertible Notes: (a) bear interest (not convertible) at 3% per annum; (b) the principal and accrued interest becomes convertible at maturity if not redeemed; (c) is convertible optionally by the Holder at any time after maturity; (d) bears 3% interest on default with no payment penalty; (e) redeemable at 100%; (f) and the fixed conversion prices of $0.025 and $0.05.

Volt Solar Systems, Inc.

Notes to Financial Statements

The Company’s restatements of its financial statements include the guaranteed liability. As this error correction includes a comparative reporting period, the Balance Sheet balances as of June 30, 2013 and subsequent quarters are restated as follows:

Balance Sheet	June 30, 2013
ASSETS:	as filed		adjustment		as restated

Current Assets	$15	$			$15
Assets to be discontinued	2,619		-		2,619
TOTAL ASSETS	2,634		-		2,634

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	24,650		-		24,650
Accrued interest	1,898		2,003	(a)	3,901
Convertible notes payable, net of discount	5,513		-		5,513
Guaranteed Liability	-		81,889	(a)	81,889
Derivative liability	92,165		518,423	(a)	610,588
Notes payable – related party	81,024		-		81,024
Total Current Liabilities	205,250		602,315		807,565

TOTAL LIABILITIES	205,250		602,315		807,565

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 72,534,160 and 69,684,160 shares issued and outstanding, respectively	66,655		-		66,655
Additional paid in capital	4,041,295		-		4,041,295
Subscriptions receivable	(660,000)		-		(660,000)
Stock Payable	-		150,000	(a)	150,000
Deficit accumulated during the development stage	(3,650,566)		(752,315)	(a)	(4,402,881)
Total stockholders' deficit	(202,616)		(602,315)		(804,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,634		$-		$2,634

Statement of Operations	June 30, 2013
	as filed		Adjustment		as Restated
Operating Expenses:
General and administrative expenses	$163,718		$280,414	(a)	$444,132
Stock compensation expense	804,000		-		804,000
Total operating expenses	967,718		280,414		1,248,132

Operating Gain (Loss)	(967,718)		(280,414)		(1,248,132)

Other Income (Expense):
Change in derivative	(30,665)		(358,012)	(a)	(388,677)
Loss on debt forgiveness	(1,917,870)		-		(1,917,870)
Interest Income	64		-		64
Interest expense	(12,286)		(83,828)	(a)	(96,114)
Total other income (expense)	(1,960,757)		(441,840)		(2,402,597)

Net loss from continuing operations	(2,928,475)		(722,254)		(3,650,729)
Income (Loss) from discontinued operations	-		-		-
Net income/(loss)	$(2,928,475)		$(722,254)		$(3,650,729)

(a)

Relates to guaranteed liability

Volt Solar Systems, Inc.

Notes to Financial Statements

On October 17, 2013 the Company issued a $75,000 convertible note that became tainted.  The Company’s restatements of its financial statements include the principal, derivative liability, discount, and changes in fair market value of derivative. As this error correction includes a comparative reporting period, the Balance Sheet balances and Statement of Operations as of December 31, 2013 and March 31, 2014 are restated as follows:

Balance Sheet	December 31, 2013
ASSETS:	as filed	Adjustment		as Restated
Current assets:
Cash	$15	$-		$15
Total current assets	15	-		15
TOTAL ASSETS	15	-		15

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	37,981	-		37,981
Accrued interest	13,827	-		13,827
Convertible notes payable, net of discount	112,884	5,070	(b)	117,954
Derivative liability	533,769	77,610	(b)	611,379
Notes payable – related party	108,051	-		108,051
Total Current Liabilities	806,512	82,680		889,192

TOTAL LIABILITIES	806,512	82,680		889,192

Stockholders' Deficit:

Common Stock, $.001 par value; 100,000,000 shares authorized, 72,534,160 and 69,684,160 shares issued and outstanding, respectively	72,534	-		72,534
Additional paid in capital	5,154,967	-		5,154,967
Subscriptions receivable	(660,000)	-		(660,000)
Common stock payable	73,418	-		73,418
Deficit accumulated during the development stage	(5,447,416)	(82,680)	(b)	(5,530,096)
Total stockholders' deficit	(806,497)	(82,680)		(889,177)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$-		$15

Statement of Operations	December 31, 2013
	as filed	Adjustment		as Restated
Operating Expenses:
General and administrative expenses	$8,934	$75,000	(b)	$83,934
Stock compensation expense	386,800	-		386,800
Total operating expenses	395,734	75,000		470,734
Operating Gain (Loss)	(395,734)	(75,000)		(470,734)

Other Income (Expense):
Change in derivative	182,657	(2,610)	(b)	180,047
Interest expense	(87,703)	(5,070)	(b)	(92,773)
Total other income (expense)	94,954	(7,680)		87,274

Net loss from continuing operations	(300,780)	(82,680)		(383,460)
Income (Loss) from discontinued operations	-	-		-
Net income/(loss)	$(300,780)	$(82,680)		$(383,460)

Volt Solar Systems, Inc.

Notes to Financial Statements

Balance Sheet	March 31, 2014
ASSETS:	as filed	Adjustment		as Restated
Current assets:
Cash	$15	$-		$15
Total current assets	15	-		15
TOTAL ASSETS	15	-		15

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	39,001	-		39,001
Accrued interest	11,899	-		11,899
Convertible notes payable, net of discount	161,145	11,713	(b)	172,858
Derivative liability	391,264	80,228	(b)	471,492
Notes payable – related party	123,715	-		123,715
Total Current Liabilities	727,024	91,941		818,965
TOTAL LIABILITIES	727,024	91,941		818,965

Stockholders' Deficit:
Common Stock, $.001 par value; 100,000,000 shares authorized, 79,084,676 and 69,684,160 shares issued and outstanding, respectively	79,085	-		79,085
Additional paid in capital	5,303,686	-		5,303,686
Subscriptions receivable	(660,000)	-		(660,000)
Common stock payable	129,600	-		129,600
Deficit accumulated during the development stage	(5,579,380)	(91,941)	(b)	(5,671,321)
Total stockholders' deficit	(727,009)	(91,941)		(818,950)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$-		$15

Statement of Operations	March 31, 2014
	as filed	adjustment		as restated
Operating Expenses:
General and administrative expenses	$25,617	$75,000	(b)	$100,617
Compensation expense	386,800			386,800
Total operating expenses	412,417	75,000		487,417

Operating Gain (Loss)	(412,417)	(75,000)		(487,417)

Other Income (Expense):
Change in derivative	201,487	(5,228)	(b)	196,259
Interest expense	(221,814)	(11,713)	(b)	(233,527)
Penalties	-			-
Total other income (expense)	(20,327)	(16,941)		(37,268)

Net loss from continuing operations	(432,744)	(91,941)		(524,685)
Income (Loss) from discontinued operations	-	-		-
Net income/(loss)	$(432,744)	$(91,941)		$(524,685)

(b) Related to convertible note, derivative liability and discount

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2014, 200,000 common shares were returned to the Company for a value of $2,000, or $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We caution you that this report contains forward-looking statements regarding, among other things, financial, business, and operational matters.

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. Forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors. Statements made in the future tense, and statements using words such as “may,” “can,” “could,” “should,” “predict,” “aim’” “potential,” “continue,” “opportunity,” “intend,” “goal,” “estimate,” “expect,” “expectations,” “project,” “projections,” “plans,” “anticipates,” “believe,” “think,” “confident” “scheduled” or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any of these forward-looking statements as a result of new information, future events, or otherwise, except as expressly required by law. References in this Form 10-Q, unless another date is stated, are to June 30, 2014. As used herein, the "Company," “Mainstream,” "we," "us," "our" and words of similar meaning refer to Mainstream Entertainment, Inc.

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

Prior to the closing of the Stock Purchase (described below), the Company was primarily engaged in music production and distribution in the United States and Europe. Specifically, the Company, then a development stage company, leased a recording studio equipped to provide all of the services necessary for recording and editing finished audio products and planned to act as a producer; music licenser and manager.  The Company owns rights to certain copyrighted songs and has one client, the music group “3rdWish”, whom Justin Martin, our former Vice President is a member.  Justin Martin is the 27 year old son of Jeff Martin, our majority shareholder prior to the closing of the Stock Purchase (as described below).

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

In connection with the Closing Confirmation Agreement, Volt LLC agreed to indemnify and hold the Company’s current officers and Directors harmless against any liabilities of the Company at closing.

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

Additionally, the new officers and the new Directors have decided to undertake a change in business focus of the Company from being a music entertainment production company to a U.S. residential and commercial solar developer.  Moving forward, we plan to cease undertaking any music entertainment operations and instead offer solar power solutions to residential and commercial customers across the U.S. One of the reasons for this change in business focus is because the Company believes the outlook for music entertainment production revenues is weak while the demand for residential and commercial solar power energy solutions in the U.S. is increasing. According to a 2012 report by GTM Research and Solar Energy Industries Association, the U.S. solar industry has experienced a 75% growth since 2011.

The Company’s current goal is to become a market leader in the U.S. for the installation and distribution of small to large scale photovoltaic installations.  The Company’s business strategy includes proposed Equipment-Procurement-Construction (EPC) contracts where the Company will be hired to install a solar power system as well as efforts to aggressively target medium to large-scale photovoltaic installation companies for acquisition “roll-up”.  The Company will not be a solar panel manufacturer and consequently expects to benefit from increasing panel manufacturer competition through lower panel prices.

Meeting U.S. energy growth demands requires responsible and far-sighted development of sustainable clean-energy alternatives.  The Company plans to provide an economically viable and environmentally sustainable energy production solution with the goal of addressing these issues.  The Company plans to utilize both federal and state tax credits created by green energy incentives to provide large energy users with the economic benefit of reducing their electricity costs and operating expenses through solar power.  The Company’s planned solutions are expected to protect energy users from rising utility rates and provide a long-term, environmentally-friendly and economically attractive way for energy users to hedge a portion of their current and future electricity costs. In connection with this new business focus and to finalize all of the transactions previously contemplated by the terms of the Letter of Intent, the Company has entered into a share exchange agreement with First Power and the First Power shareholders to acquire the shares of First Power (which is in the solar power solutions business), which agreement is anticipated to be contingent on First Power obtaining audited financial statements. There can be no assurance that the Company will ever be able to acquire the shares of First Power or that such share acquisition and change in business plan will be successful. The officers and directors of the Company and First Power are the same person.

Plan of Operations for the Next 12 Months

The Company’s business plan over the next 12 months anticipates continuing to penetrate the Northeast US residential and commercial solar installation market and aggressively targeting states such as New Jersey, Pennsylvania, Massachusetts, New Hampshire and Connecticut.  The Company plans to additionally target states with high solar incentives such as North Carolina, Louisiana and New York.

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

We currently have a monthly “burn rate” of approximately $82,000 and interest expense of approximately $207,000, for a total of $289,000 in monthly expenses.  The Company has historically been dependent upon loans made by the Company’s former majority shareholder, Jeffrey Martin (See “Liquidity and Capital Resources”, below); however, it is not anticipated that Mr. Martin will continue to loan the Company funds moving forward.  As such, the Company plans to raise funds of $2 million by selling equity or debt to investors in exempt private placements.  No assurance can be made that we will be successful in doing so.

Results of Operations and Operating Expenses:

For The Three months Ended June 30, 2014 Compared To The Three months Ended June 30, 2013

We generated no revenues for either the three months ended June 30, 2014 or 2013.

We had $81,908 of total operating expenses for the three months ended June 30, 2014, compared to $654,662 for the three months ended June 30, 2013, a decrease in total operating expenses of $572,754 from the prior period.  The decrease is largely due to a decrease of $521,800 in stock compensation and a decrease in professional fees.

We had total other income (expenses) of $(149,700) for the three months ended June 30, 2014, compared to $(37,671) for the three months ended June 30, 2013, an increase in other expenses of $112,029 from the prior period.  Interest expense associated with notes payable and increased borrowings from our shareholders increased $117,185 in the current period over the comparative period and the Company recognized $30,946 on the conversion of debt in the current period compared to $-0- for the three months ending June 30, 2013.  The Company recognized a gain on the change in fair value of derivative of $5,501 during the three months ending June 30, 2014 as compared to a loss of $(30,665) for the three months ending June 30, 2013.

We had a net loss from continuing operations of $231,608 for the three months ended June 30, 2014, compared to a net loss of $692,333 for the three months ended June 30, 2013, a decrease in net loss of $460,725 or 67% from the prior period.  The decrease is primarily attributable to reduced stock compensation and interest expense, offset by a gain in derivative financing.

For The Nine months Ended June 30, 2014 Compared To The Nine months Ended June 30, 2013

We generated no revenues for either the nine months ended June 30, 2014 or 2013.

We had $569,325 of total operating expenses for the nine months ended June 30, 2014, compared to $1,248,132 for the nine months ended June 30, 2013, a decrease in total operating expenses of $678,807 from the prior period.  The decrease is largely due to lower stock compensation and reduced expenses related to debt financing.

We had total other income (expenses) of $(186,968) for the nine months ended June 30, 2014, compared to $(2,402,597) for the nine months ended June 30, 2013, a decrease in other expenses of $2,215,629 from the prior period.  Interest expense associated with increased borrowings from our shareholders increased $261,668 in the current period over the comparative period. The Company recognized $(30,946) in a loss on the conversion of debt in the current nine-month period compared to $(1,917,870) for the nine months ending June 30, 2013.  The Company recognized a gain on the change in fair value of derivative of $201,760 during the nine months ending June 30, 2014 as compared to a loss of $(388,677) for the nine months ending June 30, 2013.

We had a net loss of $756,293 for the nine months ended June 30, 2014, compared to a net loss of $3,650,729 for the nine months ended June 30, 2013, a decrease in net loss of $2,894,436 or 79% from the prior period.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $14,065 of total current assets consisting solely of cash.

The Company had total current liabilities totaling $852,206 as of June 30, 2014, which included $36,170 of accounts payable and accrued liabilities and $21,688 of accrued interest on our loans payable.

The Company has a deficit accumulated during the development stage of $5,902,929 and a working capital deficit of $838,141 as of June 30, 2013.

As of the end of this quarter, the Company has $14,065 of cash available for Company use. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

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

The Company had $131,171 of net cash used in operations for the nine months ended June 30, 2014, which was mainly due to $756,293 of net loss offset by a gain in the change of the fair value of derivatives of $201,760, amortization expense of $(331,793), and stock compensation expense of $453,000. In addition, there was a decrease of $11,143 in accounts payable and accrued expenses.

The Company had $145,221 of net cash provided by financing activities for the nine months ended June 30, 2014, which was due to borrowings from related parties.

Debt Financings and Related Party Notes:

Much of the debt financing and related interest expense for the Company has been provided by Sharon Altman, our current significant shareholder.

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

Debt Conversion Transactions

Prior to the change in control, on January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 shares of the Company’s common stock at $1.00 per share to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The Company recognized a loss on the conversion of debt in the amount of $181,480.

Prior to the change in control, on January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the satisfaction of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390.

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

At various times during the quarter ended June 30, 2014, the Board of Directors authorized the issuance of 9,393,701 shares of the Company’s common stock to Note Holders as settlement of debt. The transactions were valued at $153,978 in the aggregate. Due to conversion within the terms, no gain or loss was recognized.

At various times during the quarter ended June 30, 2014, the Board of Directors authorized the issuance of 2,500,000 shares of the Company’s common stock to Note Holders as settlement of $7,100 in debt.  Due to conversion outside the term of the note, the Company recognized a loss on conversion of $30,946.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the change in control, on September 20, 2012, the Company entered into the Stock Purchase (described in greater detail above), which was subsequently amended on January 4, 2013, and which closed effective January 25, 2013, pursuant to which we sold and First Power purchased (on behalf of its members and assigns) 50 million shares of our restricted common stock (representing 94.2% of our outstanding common stock) for an aggregate of $50,000 or $0.001 per share.

Prior to the change in control, on January 23, 2013, the Board of Directors of the Company authorized the issuance of 240,000 shares of the Company’s common stock at $1.00 per share to a trade creditor to be applied toward the outstanding accounts payable balance due in the amount of $58,520.  The Company recognized a loss on the conversion of debt in the amount of $181,480.

Prior to the change in control, on January 24, 2013 the Board of Directors authorized the issuance of 1,908,130 shares of the Company’s common stock to a principal shareholder, Jeffrey Martin, and his designees in exchange for the conversion of the total principal and interest balances owed to Jeffrey Martin and related entities controlled by him.  The debt retired totaled $190,822.The transaction was valued at $1,927,212, or $1.01 per share, which is the fair market value on date of grant.  As of March 31, 2013, the Company issued a total of 1,725,130 of common shares and the remaining 183,000 is unissued and recorded as $184,830 stock payable.  Due to conversion of debt the Company recognized a loss of $1,736,390. As of December 31, 2013, the Company satisfied its obligation to issue the outstanding shares.

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

At various dates during the fiscal year ended September 30, 2013, the Company authorized the issuance of 10,695,000 restricted shares of the Company’s common stock to various individuals and entities in exchange for $660,000, or an average of $.06 per share.  As of June 30, 2014, the Company had not received any proceeds from the sale of the stock and has recorded a subscription receivable of $660,000.

On November 12, 2013, the Company authorized the issuance of 1,850,000 shares of the Company’s common stock as compensation for services to various consultants.  The transaction was valued at $266,800 based on fair market value on date of grant, or $0.12 per shares.  As of June 30, 2014, the Company had not issued 1,000,000 of these shares and has recorded a subscription payable for the fair value on date of grant, or $120,000.

On November 12, 2013, the Company authorized the issuance of 1,259,064 of the Company’s common stock for conversion of guaranteed liability in the amount of $63,818 (including interest). Due to conversion within the terms of the note, no gain or loss was recognized.

On November 21, 2013, the Company issued 1,000,000 common shares to a consultant for a value of $164,800, or $0.16 per share.

On April 24, 2014, the Company issued 2,000,000 common shares to a consultant for a value of $66,200, or $0.03 per share.

At various times during the quarter ended June 30, 2014, the Board of Directors authorized the issuance of 9,393,701 shares of the Company’s common stock to Note Holders as settlement of debt. The transactions were valued at $153,978 in the aggregate. Due to conversion within the terms, no gain or loss was recognized.

At various times during the quarter ended June 30, 2014, the Board of Directors authorized the issuance of 2,500,000 shares of the Company’s common stock to Note Holders as settlement of $7,100 in debt.  Due to conversion outside the term of the note, the Company recognized a loss on conversion of $30,946.

The Company claims an exemption from registration afforded by Section 4(2) and Rule 506 of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering and the recipients were “accredited investors” as defined in Rule 501 as promulgated under the Act.   No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions, nor was there any public advertisement of this offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.3	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.4	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

**

Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VOLT SOLAR SYSTEMS, INC.
Registrant

Date: October 21, 2014	By: /s/ Malcolm Adler Malcolm Adler Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date
2.1	Letter of Intent Between First Power & Light, LLC and the Company dated July 2, 2012		10-Q	2.1	8/8/12
3.1	Certificate and Articles of Amendment		S-1	3.1	3/18/11
3.2	Certificate of Conversion		S-1	3.2	3/18/11
3.3	Articles of Incorporation		S-1	3.3	3/18/11
3.4	Bylaws		S-1	3.4	3/18/11
10.1	Form of Promissory Note		S-1/A	10.1	7/12/11
10.2	Stock Purchase Agreement (September 20, 2012) with First Power & Light LLC		10-K	10.5	1/9/13
10.3	First Addendum to Stock Purchase Agreement (January 4, 2013) with First Power & Light, LLC		10-K	10.6	1/9/13
10.4	Closing Confirmation Agreement (January 25, 2013) with First Power & Light, LLC		8-K	10.3	2/8/13
31**	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31**	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32**	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

**

Furnished herewith and is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended, and otherwise is not subject to liability under these sections.